Form 10-Q
period 1995-06-30
FORELAND CORP
filed 1995-08-15
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995






                      FORELAND CORPORATION
     (Exact name of registrant as specified in its charter)


            NEVADA                               87-0422812
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


     12596 W. BAYAUD AVENUE
  SUITE 300, LAKEWOOD, COLORADO                80228
(Address of principal executive offices)     (Zip Code)


                         (303) 988-3122
      (Registrant's Telephone number, including area code)


                         NOT APPLICABLE
         (Former name, former address and former fiscal
               year, if changed since last report)









     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [x]        No  [ ]
                                                                        -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of July 31, 1994, the Company had outstanding 13,793,722 shares of its common stock, par value $0.001 per share.

                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS
     The consolidated condensed financial statements included herein have been prepared by Foreland Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K filing for the period ended December 31, 1994.

                    FORELAND CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                                 JUNE 30, 1995     DEC. 31,1994
                                                 -------------     ------------
                  ASSETS
Current assets:
   Cash and cash equivalents..................   $ 410,359         $   93,715
   Accounts receivable - trade, less allowance
      of $8,797 and $8,797, respectively......     433,801            864,778
   Advances to officer........................       7,676              7,907
   Inventory..................................     188,976            168,699
   Prepaid expenses and other.................       8,734              1,472
                                                 ---------         ----------

         Total current assets.................   1,049,546          1,136,571
Property and equipment, at cost:
   Oil and gas properties, under the successful
      efforts method..........................   5,188,656          5,133,538
   Other property and equipment...............     270,509            263,603
                                                 ---------         ----------

                                                 5,459,165          5,397,141
   Less accumulated depreciation, amortization,
      and depletion...........................  (1,715,860)        (1,500,648)
                                                 -----------       ----------

                                                 3,743,305          3,896,493
Other assets..................................     141,695            164,350
                                                 ---------         ----------


Total assets..................................  $4,934,546         $5,197,414
                                                ==========         ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses......   $ 608,583         $  733,980
   Officers' salaries payable.................     373,399            354,962
   Current  portion of long-term debt.........     400,000                 --
                                                 ---------         ----------

         Total current liabilities............   1,381,982          1,088,942
Long-term debt................................          --            400,000
Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock, 40,000
         and 40,000 shares issued and
         outstanding,  respectively,liquidation
         preference  $1.25 per share..........          40                 40
      1994 Convertible Preferred Stock, 1,081,340,
         and  1,242,210 shares issued and
         outstanding, respectively, liquidation
         preference  $5.00 per share..........       1,081              1,242
      1995 Convertible Preferred Stock, 545,100,
        and  -0- shares issued and outstanding,
        respectively, liquidation preference
        $5.00 per share ......................         545                 --
   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 13,793,722 and
        13,587,852 shares issued and outstanding,
        respectively .........................      13,794             13,588
   Additional paid-in capital.................  22,705,419         21,887,629
   Less note and stock subscriptions
      receivable .............................  (1,320,898)        (1,257,250)
   Accumulated deficit........................ (17,847,417)       (16,936,777)
                                               -------------     -------------

         Total stockholders' equity...........   3,552,564          3,708,472
                                                 ---------         ----------


Total liabilities and stockholders' equity....   $4,934,546        $5,197,414
                                                 ==========        ==========

See accompanying notes to these consolidated financial statements.

                                               FORELAND CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                 --------------------        ------------------------ -

                                   1995          1994           1995           1994
                                 --------     ----------     ----------    ----------
       ......................
REVENUES:
   Oil and gas sales ........    $ 227,005    $   124,188    $  475,981    $   217,322
   Well service sales .......           --          4,961         1,468         14,519
   Other income, net ........       59,877          6,317        97,493         26,453
                                 ---------    -----------    ----------    -----------

         Total revenues .....      286,882        135,466       574,942        258,294

EXPENSES:
   Oil and gas production ...       99,590         76,773       202,575        150,578
   Oil and gas exploration ..      171,671        294,160       334,646        587,456
   Well service costs .......          446            500           590          7,707
   Dry hole and
      abandonment  costs.....      132,657        771,799       227,406        807,212
   General & administrative .      183,902        138,415       445,162        318,459
   Compensation/below market
      options ...............           --          3,125            --          3,125
   Bad debt allowance .......           --          8,797            --          8,797
   Depreciation, depletion,
      and amortization.......       94,876         97,360       215,212        161,075
   Interest expense .........       31,858         23,955        60,611         31,978
                                 ---------    -----------    ----------    -----------

         Total expenses .....      715,000      1,414,884     1,486,202      2,076,387
                                 ---------    -----------    ----------    -----------

NET LOSS..................... $   (428,118)   $(1,279,418)   $ (911,260)   $(1,818,093)
                              ============    ===========    ==========    ===========

NET LOSS PER COMMON
   SHARE ....................    $  (0.03)    $   (0.10)     $   (0.07)     $   (0.14)
                              ============    =========      =========      =========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING ..............    13,793,543   12,794,761     13,788,513    12,751,000
                                 ==========   ==========     ==========    ==========




See accompanying notes to these consolidated financial statements.

                        FORELAND CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------

                                                           1995           1994
                                                        ----------     ----------

       ..............................................
Cash flow from operating activities:
   Net loss .........................................   $ (911,260)    $(1,818,093)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation, depletion, and amortization ........      215,212         161,075
   Bad debt allowance ...............................           --           8,797
   Dry hole, abandonment and impairment costs .......      227,406         703,895
   Issuance of stock for services ...................       82,188              --
   Accrued note receivable interest income.. ........      (63,648)        (11,981)
   Amortization of loan origination fee .............       21,875              --
   Below market stock options .......................           --          13,903
   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable ........................      430,977          43,636
         Advances to officer ........................          231            (165)
         Inventory ..................................      (20,277)         (4,886)
         Prepaids and other .........................       (7,262)       (113,046)
      Increase (decrease) in:
         Accounts payable ...........................     (125,397)       (323,494)
         Salaries payable ...........................       18,436          16,280
                                                        ----------       ---------

             Net cash used in operating activities...     (131,519)     (1,324,079)

Cash flows from investing activities:
   Proceeds from sale of marketable securities ......           --         186,707
   Additions to oil and gas properties ..............     (281,125)       (394,091)
   Purchase of other property .......................       (6,905)         (4,726)
   Proceeds from note receivable ....................           --          61,111
                                                        ----------       ---------

             Net cash (used in) provided by investing
                activities...........................     (288,030)       (150,999)

Cash flows from financing activities:
   Proceeds from sale of stock, net .................      736,193              --
   Proceeds from exercise of warrants and options ...           --         178,200
   Proceeds from long-term debt .....................           --         400,000
                                                        ----------       ---------

             Net cash provided by financing
                activities...........................      736,193         578,200
                                                        ----------       ---------


Increase (decrease) in cash and cash equivalents.....      316,644        (896,878)
Cash and cash equivalents, beginning of year.........       93,175         958,473
                                                        ----------       ---------

Cash and cash equivalents, end of year...............   $  410,359       $  61,595
                                                        ==========       =========

Supplemental disclosures of cash flow information:
   Cash paid for interest ...........................   $   20,300       $  15,698
                                                        ==========       =========

   Non-cash investing and financing activities ......   $   63,648       $  11,981
                                                        ==========       =========

See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   OIL AND GAS PROPERTIES:

     During the first and second quarters of 1995 the Company continued its leasing program by purchasing undeveloped acreage for $19,600 in Huntington
Valley and in Toano Draw.   These  purchases, together with additional acreage
earned under terms of farm-in agreements in other prospect areas in Nevada, brings the Company's acreage position to approximately 224,000 gross acres under lease.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

     During the first and second quarters of 1995, the holders of 160,870 shares of the preferred stock designated as the 1994 Series Preferred Stock (the "1994 Preferred Stock") converted this preferred stock into the same number of shares of common stock of the Company ("Common Stock"). The conversion of these shares, together with shares previously converted in 1994, reduced the shares of 1994 Preferred Stock issued and outstanding from 1,316,210 originally issued to 1,081,340 as of June 30, 1995.

     In March 1995, the Company commenced a private placement of 500,000 non-transferable units (the "Units") for $3.00 per Unit. Each Unit consist of two shares of preferred stock designated as the 1995 Series Preferred Stock (the "1995 Preferred Stock") and one Warrant (an "M Warrant"). At the election of the holder, each share of the 1995 Preferred Stock may be converted into one share of Common Stock (a "Conversion Share"). Each M Warrant entitles the holder to purchase, at any time through December 31, 1998 for $4.00 one share of Common Stock (a "Warrant Share"). M Warrants not exercised by December 31, 1998 will expire. The M Warrants may be redeemed by the Company on at least 30 days' notice at a redemption price of $0.10 per M Warrant if the average closing price for the Company's Common Stock is at least $6.00 per share for 20 consecutive trading days prior to the redemption notice, subject to certain other conditions.

     The Company has agreed to file a registration statement under the Securities Act of 1933 covering the resale of the Conversion Shares issuable on conversion of the 1995 Preferred Stock and the Warrant Shares issuable on the exercise of the M Warrants. The Units may not be separated into their component parts until the earlier of either one year after the termination of the offering in which the Units were sold or the effectiveness of a registration statement relating to the resale of the Conversion Shares or the Warrant Shares. The Company has received $736,193 (net) through the end of the second quarter 1995 for sales of 272,550 units.

3.   NOTE PAYABLE:

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party, collateralized by oil and gas production and other personal property of the Company, to provide interim financing to advance the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. The loan bears interest at 8.4% per annum, payable quarterly, and was originally due on April 30, 1995, unless extended for up to one year at the election of the Company. In connection with this loan, the Company granted the lender options to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996, or 60 days subsequent to the repayment of the loan. In May, the Company negotiated the extension of the due date of this loan to April 30, 1996. In connection with extending the loan payment date to April 30, 1996, the Company reduced the exercise price of the options previously granted to $1.50 and granted a new option to purchase 200,000 shares at $2.00 through April 30, 1997. If the Company were successful in obtaining loans to fund a portion of the Company's 1995 planned drilling in Eagle Springs, the completion of such funding would likely require the waiver or modification of certain provisions of the $400,000 loan or, in the absence of such waiver or consent, repayment of all or a portion of the loan.

4.   RELATED PARTY TRANSACTIONS:

     The Company owed $373,399 in salaries and interest to its officers and directors at June 30, 1995. The Company also had outstanding loans to a present and a former officer in the amount of $235,354 as of such date.

     In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $124,321, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for the accrued but unpaid back salaries of approximately $156,720. Proceeds from these loans were used to purchase $100,000 in preferred stock and warrants and to pay $23,421 in interest and principal on the notes due a Company subsidiary on the purchase from it of the Company's common stock. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $235,354 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling $246,075 at June 30,
1995) are paid.   At June 30, 1995, $235,354, including accrued interest, was due under the notes (which are included as a reduction of stockholders equity in the accompanying financial statements).

     During September 1994, options were exercised to purchase Common Stock, with promissory notes, as follows: Grant Steele, 200,000 shares with a note of $300,000; N. Thomas Steele, 200,000 shares with a note of $300,000; Kenneth Ransom, 200,000 shares with a note of $300,000; Bruce C. Decker, 25,000 shares with a note of $56,250; and Dennis J. Gustafson, 25,000 shares with a note of $56,250. Each promissory notes is payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise of the option. The installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment.

5.   INCOME TAXES:

     The Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1993. Financial statements of prior years have not been restated to apply the new method retroactively. The change in accounting method had no effect on the net loss for 1993 or prior years.

     The Company has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1994, the Company has unused net operating loss carry-forwards of approximately $18,100,000.


6.   SUBSEQUENT EVENTS:


     The Company has received approximately $130,000 (net) in July and August 1995 for sales of 47,335 Units. The Unit private placement currently remains open. (See "2. ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.")

     In July 1995, the first of four wells of the 1995 Eagle Springs drilling program ("95 Eagle Springs Program"), with Barrett Resources Corporation ("Barrett"), successor to Plains Petroleum, as a partner was drilled and completed with an initial gross production rate of 410 barrels of oil per day.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

     Since its organization in June 1985, the Company has been engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes is one of the most promising unexplored onshore domestic areas with potential for the discovery of major oil reserves. In continuing to advance this exploration, the Company's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve the Company's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. Until 1994, the Company has had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties, including properties held in Texas that the Company received no material operating income from after April 1993. In 1993 and 1994, the Company acquired and has since reworked to return to production eight wells and drilled a new water injection well in the Eagle Springs Field, supplementing the Company's other limited production from its Tomera Ranch and North Willow Creek oil discoveries. In August 1994, the Company entered into an agreement with Plains Petroleum Company, which has since been acquired by Barrett Resources Corporation ("Barrett"), to fund further activities in the Eagle Springs Field. Pursuant to such agreement, the Company and Barrett acquired an additional Eagle springs lease on approximately 240 acres with three previously producing wells, then shut-in, and a shut-in water injection well. Of these wells, one was returned to production in 1994 and two were reworked and returned to production in July 1995. The Company and Barrett have drilled and placed into production three new wells, with plans to continue additional drilling in this field to place into production undeveloped reserves and to drill in additional locations to test horizons that are productive in existing wells.

     To date, the Company has funded its exploration program principally from the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.


PLAN OF OPERATION

     Eagle Springs Drilling

     The Company's strategy in acquiring the Eagle Springs property was to increase revenue by returning existing wells to production and to identify additional drilling locations to evaluate the horizons that are productive in existing wells. Management believes that drilling in the Eagle Springs Field involves lower risk as compared to the Company's other exploration drilling in prospect areas with less drilling history and less available exploration data. Management anticipates that if the planned Eagle Springs drilling program is successful in additional wells, the increased revenue will be sufficient to meeting ongoing cash requirements for fixed and recurring costs associated with the general and administrative, exploration and production, interest cost and property maintenance costs and, in the long term, may contribute funds for exploration.

     The Company has completed substantial work at Eagle Springs since its acquisition in July 1993, reworking eleven wells, including the three wells acquired and reworked with Barrett, to return them to production (subject to interruptions from time to time until further well treatment could be completed), and drilling a water injection well. Such work included substantially renovating and upgrading surface facilities such as tank batteries, piping, separators, and other equipment so that field production facilities currently have substantial excess capacity available to service new wells. Production from the Eagle Springs Field is sold under the Company's existing sales agreement and trucking arrangement to a refinery in Salt Lake City, Utah.

     The Company and Barrett drilled three new producing wells in the Eagles Springs Field in late 1994 and early 1995. In January 1995, after these three wells were placed into production, Barrett elected to continue to participate in Eagle Springs, thereby earning a 40% working interest in the Company's Eagle Springs project, subject to the right to make individual elections respecting participation in specific wells. The first four wells of the 95 Eagle Springs Program, with Barrett as a partner, are to be drilled in succession, with the first beginning production in late July, the second now being completed for
production, and the third and fourth ready for drilling.   In addition to these
first four wells in which Barrett has agreed to participate, the Company is planning with Barrett three more wells for 1995 and anticipates seven additional wells for 1996. The Company expects that Barrett will participate in these additional wells, although Barrett is under no obligation to do so. The Company has funds available for its share of cost for completing all wells drilled to date, including the first two development wells drilled with Barrett during 1995.

     The Company estimates that there are about 27 additional possible drilling locations within the estimated perimeter of the field under 10 acre well spacing, as approved by Nevada regulatory authorities. Based on its current drilling experience, the Company estimates that the Eagle Springs drilling will cost approximately $325,000 per gross well for a dry hole or $560,000 for a completed gross well, including related geophysical and geological evaluations, for estimated costs attributable to the Company's 60% share of the Eagle Springs drilling of from approximately $195,000 to $336,000 per well. Therefore, the Company's share of the cost of the remaining 12 wells planned for 1995 and 1996 is estimated at approximately from $2,340,000, if all wells were dry holes, to $4,032,000 if all well ere completed for production. The Company has funded the first two wells and will schedule the remaining 12 of the 14 wells to be drilled as funds are available.

     Exploration Program

     The Company requires substantial amounts of capital to advance its oil exploration program, relying on funding provided through joint exploration arrangements with other firms and utilizing its own capital provided principally through the sale of securities and existing and anticipated revenues from the development of Eagle Springs. The Company anticipates that it will continue its exploration program with up to four exploration test in the remainder of 1995, depending on the availability of required funds. Under the Company's Enserch/Berry Agreement, the Company plans to drill the El Dorado prospect in Little Smoky Valley at an estimated total dry hole cost of $400,000, of which the Company is obligated to pay one-third, or $133,000. An additional test in the Pinon Prospect in Pine Valley at an estimated total dry hole cost of $300,000 is planned for late 1995 or 1996, with the Company being required to bear 50% of such costs. In addition, in conjunction with Barrett, the Company will undertake an evaluation of scientific data and possible additional data gathering over the North Humboldt prospect in Huntington Valley, which would require Company expenditures of from $10,000 to $40,000 by December 1995. The Company and Barrett may also drill one test at North Humboldt at an estimated dry hole cost of approximately $400,000 for a net to cost to the Company of $133,000 under their joint exploration agreement. If joint exploration arrangements can be reached with other industry participants and the Company's share of required funds is available, during 1995 it will also attempt to drill a Dixie Flats test in Huntington Valley at an estimated dry hole cost of $400,000.

     The Company also plans to continue its geophysical and geological data gathering and evaluation, property acquisition, and prospect evaluation, depending on the availability of funds, This includes continuing to process seismic data available to the Company, completing 3-D seismic studies of specific drilling prospects, and integrating seismic, gravity, and drilling data. In addition the Company may undertake joint geophysical data acquisition with others under arrangements in which each participant bears a share of the cost for specific surveys. The Company will continue its lease acquisition efforts in specific prospect areas and, as it generates drilling proposals, seek funding for drilling. Typically, new prospects that are generated are not drilled for several months or until the next drilling season or later.


     The Company has initiated the forgoing 1995 exploration program with the initial net proceeds of its ongoing $1,500,000 securities offering. As of June 30, 1995, $736,193 (net) has been received and approximately $130,000 (net) has been received in July and August 1995. The Company is investigating the availability of possible borrowings to fund its portion of the cost of its drilling program in the Eagle Springs Field. The Company is dependent on the receipt of additional funds for its drilling program for the balance of 1995.

     In seeking financing for proposed data gathering, land acquisition, or drilling or other exploration of specific prospect areas, the Company typically investigates both oil industry funding sources and the availability of capital through the sale of securities. In considering participation from industry sources, the Company assesses whether the potential industry participant can provide scientific data and lease or other exploration rights in the prospect area as well as required funding as compared to the dilution that may result of the Company by sharing in any reserves that may be discovered. In analyzing the availability of capital from the sale of securities, the Company considers conditions in the capital markets generally, the anticipated marketability of Company securities, and the dilution that may result to existing shareholders. In selecting between available financing alternatives, management seeks the source that management believes will result in lesser dilution in economic return to its shareholders.

     Cash for Recurring Operating Costs

     The Company requires cash for certain fixed and recurring operating costs required in order for the Company to continue, as distinguished from drilling and related costs to advance its ongoing exploration program in Nevada that are either expensed as dry hole and abandonment costs in the case of an unsuccessful test or added to oil and gas properties if a producing well results. For example, during the second fiscal quarter ended June 30, 1995, the Company required cash for production ($99,590), exploration, consisting of an allocation of employee salaries and other overhead to the exploration function ($171,671), general and administrative ($183,902), and interest on outstanding debt requiring cash payment ($10,000), for an aggregate of approximately $465,000. (Most interest revenue and most interest expense relate to indebtedness to and from former and present officers and directors that do not require current cash
expenditures.)   As discussed below, the Company estimates that certain general and administrative costs related to financial public relations and information dissemination within the investment community will decline. (See "Results of Operations" below.) During the same quarter, the Company received revenue of $227,000 from oil sales at an average of approximately 190 barrels per day, resulting in a cash shortfall for the quarter of $238,000.

     Based on early August levels of production, after giving effect to the first new Eagle Springs well of the 95 Eagle Springs Program placed into production in July 1995, the Company estimates it is currently generating revenue at a rate of approximately $375,800 quarterly, with average daily production net to the Company's interest of approximately 350 barrels of oil, giving effect to the fact that at any time some wells may not be in production. Related production costs are estimated at the rate of approximately $125,000, yielding net production revenue at the rate of approximately $250,000 per quarter. Therefore, the Company estimates that it will need to increase average daily production to approximately 450 net barrels of oil in order to be able to meet operating costs requiring cash expenditures, excluding drilling and related costs, based on current production rates, operating conditions, and oil prices. Management believes that this production benchmark will be met during the third quarter from production from the first two wells drilled with Barrett in the 1995 Eagle Springs drilling program. Any improved operating margins resulting from increased production and reduced per-barrel operating expenses would benefit the Company.

     To the extent that net production to the Company does not increase to a level sufficient to cover shortages of cash required for operations, the Company will be dependent on the sale of additional equity securities it its ongoing offering or financing from other sources. Even if these production levels are achieved, the Company will still be dependent on the sale of substantially all of the $540,000 in unsold equity securities in such offering or financing from other sources to provide limited funds for the Company's planned exploration and development drilling through the end of 1995. There can be no assurance that Eagle Springs development will result in sufficient additional production for the Company to be able to meet its requirements for recurring operating expenses or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.

     Current Funding Plans

     In March 1995, the Company initiated a private placement consisting of 500,000 units at $3.00 for $1,500,000, with approximately $540,000 in units remaining unsold at August 14, 1995. The Company is dependent on the sale of substantially all of the remaining $540,000 in equity securities to meet anticipated general and administrative, interest, and property maintenance cost and to provide exploration and development funds through approximately the third quarter of 1995. The Company is also investigating the availability of possible borrowing to fund its development portion of the cost of its planned drilling program in the Eagle Springs Field.


LIQUIDITY AND CAPITAL

     Cash required for both operating and investing activities was provided from financing activities during the past two fiscal years as well as the first half of 1995, during which the Company received $736,193 (net) in cash from the sale of securities. In July and August 1995, the Company received additionally approximately $120,000 (net) from this offering, which is continuing.

     Management believes that it has sufficient working capital and ongoing revenues to meet current cash requirements for fixed and recurring operating costs. However the Company is dependent on the sale of the balance of its current $1,500,000 equity securities offering or obtaining funds from other sources to advance its planned Eagle Springs drilling program and proposed exploration drilling in Nevada. To the extent that less than all offered equity securities are sold or funds are not available from alternative sources, the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party, collateralized by oil and gas production and other personal property of the Company, to provide interim financing to advance the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. The loan bears interest at 8.4% per annum, payable quarterly, and was originally due on April 30, 1995, unless extended for up to one year at the election of the Company. In connection with this loan, the Company granted the lender options to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996, or 60 days subsequent to the repayment of the loan. In May, the Company negotiated the extension of the due date of this loan to April 30, 1996. In connection with extending the loan payment date to April 30, 1996, the Company reduced the exercise price of the options previously granted to $1.50 and granted a new option to purchase 200,000 shares at $2.00 through April 30, 1997. If the Company were successful in obtaining loans to fund a portion of the Company's 1995 planned drilling in Eagle Springs, the completion of such funding would likely require the waiver or modification of certain provisions of the $400,000 loan or, in the absence of such waiver or consent, repayment of all or a portion of the loan.

     The auditors' report on the financial statements of the Company as of December 31, 1994, contains a qualification as to the ability of the Company to continue as a going concern because of its limited working capital and revenue and continuing losses from operations. As of June 30, 1995, the Company had negative working capital of approximately $332,400 and has ongoing cash requirements for fixed and recurring operating expenses requiring cash expenditures, but excluding drilling and related expenditures, of approximately $238,000 greater than production revenue for the quarter.

     The Company will continue to seek cash proceeds form the exercise of outstanding options and warrants and from the sale of additional common stock, preferred stock, warrants, or other securities. Additionally, the Company is exploring others sources of financing for ongoing costs as well as expanded activities and the possible purchase of additional production to increase the Company's financial security and stability as it continues its exploration. The purchase of producing properties would require substantial amounts of additional debt and equity financing. There can be no assurance that the Company can negotiate the acquisition of any properties or obtain any financing that may be required for such purchase. As in the past, the Company will rely largely on the sale of additional securities to meet its capital requirements.


RESULTS OF OPERATIONS

     Three Months Ended June 30, 1995 and 1994

     For the second quarter period ending June 30, 1995, oil sales increased $102,800 to $227,000 as compared to the same period in 1994, with the Eagle Springs Field contributing approximately $105,900 of this increase. The Company received no well service revenue during the second quarter of 1995 due to the lack of third party water disposal fees. Other income was approximately $53,600 higher for this second quarter of 1995 as compared to the same period in 1994 as a result of interest income accruing from notes receivable of $32,400 and $20,700 earned through operations at the Eagle Springs Field.

     The Company's production expenses for the second quarter of 1995 increased $22,800 to $99,600 when compared to the same quarter in 1994, attributable principally to an increase of $20,700 in operating costs at Eagle Springs.

     Oil and gas exploration expenses were reduced $122,500 for the second quarter of 1995 when compared to the same period in 1994. During the second quarter of 1994, the Company was involved in a 3-D seismic program at Eagle Springs and gravity surveys in the Buena Vista, Dixie Flats, North Humboldt, and Toano Draw areas in Nevada, which cost the Company $158,500 for the second quarter period ended June 1994. The Company did not have any seismic or gravity exploration costs during the second quarter period ended June 30, 1995. Lease maintenance costs increased $17,800 during the second quarter period ended June 30, 1995, when compared to the same three-month period in 1994.

     Dry hole expense for the second quarter ended June 30, 1995, were $132,700, which were attributable to the Hot Creek Wash #15-1. Dry hole costs for the second quarter ended June 30, 1994, were $771,800, which represented dry hole expenses associated with the Indian Springs #22-A and North Willow #5-27 wells.

     General and administrative expenses have increased $45,500 for the second quarter ended June 30, 1995, when compared to the same period in 1994, principally due to increased expense related to financial public relations information dissemination within the investment community. The Company expects that these financial consulting fees will decline in the future. Depreciation, depletion and amortization for the second quarter of 1995 were decreased by $2,500 when compared to the same period in 1994. Such expenses attributable to the Eagle Springs Field increased $24,300 because of the related increase in production while such expenses attributable to the remaining properties of the Company decreased $26,800 for the second quarter ended June 30, 1995 when compared to the same period in 1994.

     Six Months Ended June 30, 1995 and 1995

     For the six month period ending June 30, 1995, oil sales increased $258,700 to $476,000 as compared to the same period in 1994, with the Eagle Springs Field contributing approximately $248,900 of the increase. Well service revenue was $13,100 lower in the second quarter of 1995 as compared to the same period in 1994, due to greatly reduced third party water disposal fees. Other income increased approximately $71,000 for the second quarter of 1995 as compared to the same period in 1994, as a result of income accruing from notes receivable of $49,800 and $26,700 earned through operations at the Eagle Springs Field.

     The Company's production expenses for the six-month period ended June 30, 1995, increased $52,000 to $202,600 when compared to the same period in 1994, attributable principally to an increase of $49,400 in operation costs at Eagle Springs. Oil and gas exploration expenses were reduced $252,800 for the six-month period ended June 30, 1995, as compared to the same period in 1994.

     Dry hole costs for the six-month period ended June 30, 1995, were $227,400, which were attributable to cost of the Hot Creek Wash #15-1 of $216,700 and the Trout Creek #26-1 of $10,700. Dry hole costs for the six months ended June 30,

1995, were $807,200, which represented dry hole costs associated with the Cedar Creek #2-1, Indian Springs #22-1, and the North Willow #5-27 wells.

     General and administrative expenses have increased $126,700 for the six-month period ended June 30, 1995, when compared to the same period in 1994, principally due to increased expense related to financial public relations information dissemination within the investment community, which management expects will decline. Depreciation, depletion and amortization increased $54,100. Such expenses attributable to the Eagle Springs Field increased $57,600, primarily due to increased production, while such expenses attributable to the Company's remaining properties decreased $3,500 for the six-month period ended June 30, 1995 when compared to the same period in 1994.

     Accounting Treatment of Certain Capitalized Costs

     Included in oil and gas properties on the Company's balance sheets are costs of wells in progress. Such costs are capitalized until a decision is made to plug and abandon or, if the well is still being evaluated, until one year after reaching total depth, at which time such costs are charged to expense, even though the well may subsequently be placed into production. The Company also charges to expense the amount by which the total capitalized cost of proved oil and gas properties exceeds the total undiscounted net present value of related reserves. As a result of the foregoing policies, the Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests for consideration in amounts that have the effect of reducing the Company's total undiscounted net present value of oil and gas reserves below the total capitalized cost of proved oil and gas properties. As part of the Company's evaluation of its oil and gas reserves in connection with the preparation of the Company's annual financial statements, the Company obtains an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of the Company's oil and gas reserves. The Company would be required to charge to expense the amount by which the total capitalized cost of proved oil and gas properties exceeds the amount of such undiscounted net present value of the Company's oil and gas reserves.

     Operating Costs

     Operating costs relating to Nevada production include costs associated with various production testing measures on the Tomera Ranch and North Willow Creek wells and fixed costs allocable to a number of wells, including the Eagle Springs wells that were returned to production during 1994 and the three new producing wells jointly drilled with Plains. Production costs relating to the Eagle Springs Field are higher, than the normal industry standard per barrel of oil presently being produced due to start up costs associated with the upgrading and expanding the production facility to facilitate additional production, and repairs to equipment that had been shut down without maintenance for over a year. During the first three months of 1995, the Company incurred additional costs of operating in winter due to energy costs for heating the oil, and operating the wells using propane as its main fuel to operate the pumping units. The Company has completed field upgrades including a boiler system to heat the oil, a trace water disposal system to return produced water to the field water injection well as opposed to trucking the water to the disposal well, and the wells are currently using lower cost electricity, and in some instances natural gas that is being produced from the new well in the field to run the pumping units.


     Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. Because of the foregoing, the Company expects that production costs per barrel will continue to be high unless and until the amount of production increases sufficiently to obtain economics of scale and dilute the impact of high fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and other factors.



                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits.
          --------


     None.

     (b)  Reports on Form 8-K.
          -------------------


     None.

     During the quarter ended June 30, 1995, the Company did not file any report on Form 8-K.

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FORELAND CORPORATION
                                   (Registrant)



Dated:  August 14, 1995         By:     /s/ N. Thomas Steele
                                    ----------------------------------

                                      N. Thomas Steele, President





Dated:  August 14, 1995         By:     /s/ Don W. Treece
                                    -----------------------------------

                                      Don W. Treece, Controller  (Chief
                                      Financial  Officer)