Form 10-Q/A
period 1995-06-30
FORELAND CORP
filed 1995-08-17
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q/A



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

                    FORELAND CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                                 JUNE 30, 1995     DEC. 31,1994
                                                 -------------     ------------
                  ASSETS
Current assets:
   Cash and cash equivalents..................   $ 410,359         $   93,715
   Accounts receivable - trade, less allowance
      of $8,797 and $8,797, respectively......     433,801            864,778
   Advances to officer........................       7,676              7,907
   Inventory..................................     188,976            168,699
   Prepaid expenses and other.................       8,734              1,472
                                                 ---------         ----------

         Total current assets.................   1,049,546          1,136,571
Property and equipment, at cost:
   Oil and gas properties, under the successful
      efforts method..........................   5,188,656          5,133,538
   Other property and equipment...............     270,509            263,603
                                                 ---------         ----------

                                                 5,459,165          5,397,141
   Less accumulated depreciation, amortization,
      and depletion...........................  (1,715,860)        (1,500,648)
                                                 -----------       ----------

                                                 3,743,305          3,896,493
Other assets..................................     141,695            164,350
                                                 ---------         ----------


Total assets..................................  $4,934,546         $5,197,414
                                                ==========         ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses......   $ 608,583         $  733,980
   Officers' salaries payable.................     373,399            354,962
   Current  portion of long-term debt.........     400,000                 --
                                                 ---------         ----------

         Total current liabilities............   1,381,982          1,088,942
Long-term debt................................          --            400,000
Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock, 40,000
         and 40,000 shares issued and
         outstanding,  respectively,liquidation
         preference  $1.25 per share..........          40                 40

      1994 Convertible Preferred Stock, 1,081,340,
         and  1,242,210 shares issued and
         outstanding, respectively, liquidation
         preference  $2.00 per share..........       1,081              1,242
      1995 Convertible Preferred Stock, 545,100,
        and  -0- shares issued and outstanding,
        respectively, liquidation preference
        $1.50 per share ......................         545                 --

   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 13,793,722 and
        13,587,852 shares issued and outstanding,
        respectively .........................      13,794             13,588
   Additional paid-in capital.................  22,705,419         21,887,629
   Less note and stock subscriptions
      receivable .............................  (1,320,898)        (1,257,250)
   Accumulated deficit........................ (17,847,417)       (16,936,777)
                                               -------------     -------------

         Total stockholders' equity...........   3,552,564          3,708,472
                                                 ---------         ----------


Total liabilities and stockholders' equity....   $4,934,546        $5,197,414
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


     The Company estimates that there are about 25 additional possible drilling locations within the estimated perimeter of the field under 10 acre well spacing, as approved by Nevada regulatory authorities. Based on its current drilling experience, the Company estimates that the Eagle Springs drilling will cost approximately $325,000 per gross well for a dry hole or $560,000 for a completed gross well, including related geophysical and geological evaluations, for estimated costs attributable to the Company's 60% share of the Eagle Springs drilling of from approximately $195,000 to $336,000 per well. Therefore, the Company's share of the cost of the remaining 12 wells planned for 1995 and 1996 is estimated at approximately from $2,340,000, if all wells were dry holes, to $4,032,000 if all well ere completed for production. The Company has funded the first two wells and will schedule the remaining 12 of the 14 wells to be drilled as funds are available.

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


                                FORELAND CORPORATION
                                   (Registrant)



Dated:  August 15, 1995         By:     /s/ N. Thomas Steele
                                    ----------------------------------

                                      N. Thomas Steele, President





Dated:  August 15, 1995         By:     /s/ Don W. Treece
                                    -----------------------------------

                                      Don W. Treece, Controller  (Chief
                                      Financial  Officer)