Form 10-Q
period 1995-09-30
FORELAND CORP
filed 1995-11-15
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September  30, 1995






                             FORELAND CORPORATION
            (Exact name of registrant as specified in its charter)


               Nevada                                  87-0422812
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


       12596 W. Bayaud Avenue
   Suite 300, Lakewood, Colorado                         80228
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

      As of November 14, 1995, the Company had outstanding 13,841,747 shares of its common stock, par value $0.001 per share.


                                  Page 1 of    consecutively numbered pages.
                                            --

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

                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         Sept. 30, 1995             Dec. 31, 1994
                                                                        ----------------          ---------------

                           ASSETS

Current assets:
    Cash and cash equivalents .....................................     $     465,416             $       93,715
    Accounts receivable - trade, less allowance of $8,797 and
        $8,797, respectively ......................................           327,656                    864,778
    Advances to officer ...........................................             8,391                      7,907
    Inventory .....................................................           158,525                    168,699
    Prepaid expenses and other ....................................            13,587                      1,472
                                                                        -------------             --------------

             Total current assets .................................           973,575                  1,136,571
Property and equipment, at cost:
    Oil and gas properties, under the successful efforts method ...         6,261,649                  5,133,538
    Other property and equipment ..................................           271,169                    263,603
                                                                        -------------             --------------

                                                                            6,532,818                  5,397,141
    Less accumulated depreciation, amortization, and depletion ....        (1,823,471)                (1,500,648)
                                                                        --------------            --------------

                                                                            4,709,347                  3,896,493
Other assets.......................................................           192,191                    164,350
                                                                        -------------             --------------


Total assets.......................................................     $   5,875,113             $    5,197,414
                                                                        =============             ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses .........................     $   1,220,574             $      733,980
    Officers' salaries payable ....................................           382,781                    354,962
    Current  portion of long-term debt ............................           400,000                         --             Total
                                                                        -------------             --------------

current liabilities................................................         2,003,355                  1,088,942
Long-term debt.....................................................                --                    400,000
Stockholders' Equity:
    Preferred Stock, $0.001 par value, 5,000,000 shares authorized.
        1991 Convertible Preferred Stock, 40,000 and 40,000
             shares issued and outstanding,  respectively,
             liquidation preference  $1.25 per share ..............                40                         40
        1994 Convertible Preferred Stock, 1,081,340 and  1,242,210
             shares issued and outstanding, respectively,
             liquidation preference  $2.00 per share ..............             1,081                      1,242
        1995 Convertible Preferred Stock, 1,015,334, and  -0-
             shares issued and outstanding, respectively,
               liquidation preference  $1.50 per share ............             1,015                         --
    Common Stock, $0.001 par value, 50,000,000 shares
        authorized; 13,622,247 and 13,587,852 shares issued
        and outstanding, respectively .............................            13,622                     13,588
    Additional paid-in capital ....................................        22,966,663                 21,887,629
    Less note and stock subscriptions receivable ..................          (965,485)                (1,257,250)
    Accumulated deficit ...........................................       (18,145,178)               (16,936,777)
                                                                        -------------             --------------

             Total stockholders' equity ...........................         3,871,758                  3,708,472
                                                                        -------------             --------------

Total liabilities and stockholders' equity.........................     $   5,875,113             $    5,197,414
                                                                        =============             ==============



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                            -----------------------------        -------------------------------

                                               1995              1994                1995                1994
                                           -----------       ------------        ------------       -------------


REVENUES:
    Oil and gas sales .................    $  243,042        $    108,613        $   719,024        $    325,935
    Well service sales ................            --               9,452              1,468              23,971
    Other income, net .................        69,093              19,206            166,586              45,659
                                           ----------        -------------       -----------        ------------

             Total revenues ...........       312,135             137,271            887,078             395,565

EXPENSES:
    Oil and gas production ............       111,856             166,102            314,431             316,680
    Oil and gas exploration ...........       150,659             111,414            485,305             705,870
    Well service costs ................         2,451                 347              3,041               1,054
    Dry hole and abandonment  costs ...        15,807              86,275            243,213             893,487
    General and administrative ........       191,096             452,092            636,258             770,551
    (Gain) Loss  on sale of assets ....            --             434,521                 --             434,521
    Compensation below market options..            --                  --                 --               3,125
    Bad debt allowance ................            --                  --                 --               8,797
    Depreciation, depletion, and
        amortization ..................       107,610             108,562            322,822             269,637
    Interest expense ..................        30,418              27,730             91,029              59,708
                                           ----------        ------------        -----------        ------------

             Total expenses ...........       609,897           1,387,043          2,096,099           3,463,430
                                           ----------        ------------        -----------        ------------

NET LOSS ..............................   $  (297,762)     $   (1,249,772)      $ (1,209,021)     $   (3,067,865)
                                         ============      ===============    ===============       ==============

NET LOSS PER COMMON
    SHARE .............................    $  (0.02)       $      (0.10)       $     (0.09)       $      (0.24)
                                           ==========        ============        ===========        ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING .......................    13,765,764          12,959,387         13,770,921          12,825,221
                                           ==========        ============        ===========        ============



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine Months Ended Sept. 30,
                                                                            -----------------------------------

                                                                                 1995                  1994
                                                                            --------------        --------------

Cash flow from operating activities:
    Net loss ...........................................................    $  (1,209,021)        $  (3,067,865)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation, depletion, and amortization ..........................          322,822               269,637
    Bad debt allowance .................................................               --                 8,797
    Dry hole, abandonment and impairment costs .........................          243,213               790,170
    Issuance of stock for services .....................................           82,188                    --
    Accrued note receivable interest income.. ..........................          (94,057)              (18,297)
    Amortization of loan origination fee ...............................           32,792                    --
    Below market stock options .........................................               --                24,366
    Loss on sale of assets .............................................               --               434,521
        Changes in operating assets and liabilities:
        (Increase) decrease in:
             Accounts receivable .......................................          537,122              (341,148)
             Advances to officer .......................................             (484)              174,759
             Inventory .................................................           10,174               (34,471)
             Prepaids and other ........................................          (72,748)                5,155
        Increase (decrease) in:
             Accounts payable ..........................................          486,596                13,453
             Salaries payable ..........................................           27,819                24,868
                                                                            -------------         -------------

                 Net cash used in operating activities .................          366,416            (1,716,055)

Cash flows from investing activities:
    Proceeds from sale of marketable securities ........................               --               186,707
    Additions to oil and gas properties ................................       (1,370,703)             (947,814)
    Purchase of other property .........................................           (7,566)              (22,634)
    Proceeds from note receivable ......................................               --                83,333
                                                                            -------------         -------------

                 Net cash (used in) provided by investing activities ...       (1,378,269)             (700,408)

Cash flows from financing activities:
    Proceeds from sale of stock, net ...................................        1,383,554             2,341,370         Proceeds
from exercise of warrants and options...................................               --               178,200
    Proceeds from sale of assets .......................................               --                63,889
    Receipt of note payment for stock ..................................               --                63,800
    Proceeds from long-term debt .......................................               --               400,000
                                                                            -------------         -------------

                 Net cash provided by financing activities .............        1,383,554             3,047,259
                                                                            -------------         -------------


Increase (decrease) in cash and cash equivalents........................          371,701               630,796         Cash and
cash equivalents, beginning of year.....................................           93,715               958,473
                                                                            -------------         -------------

    Cash and cash equivalents, end of year .............................    $     465,416         $   1,589,269
                                                                            =============         =============

Supplemental disclosures of cash flow information:
    Cash paid for interest .............................................    $      20,599         $          --
                                                                            =============         =============

    Non-cash investing and financing activities ........................    $      94,057         $      18,297
                                                                            =============         =============


       See accompanying notes to these consolidated financial statements.


                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   OIL AND GAS PROPERTIES:

     With its continuous leasing program since 1986, the Company has established what management believes is one of the larger property positions in Nevada. During the first three quarters of 1995 the Company continued its leasing program by purchasing undeveloped acreage for $22,600 in Huntington Valley,
Toano Draw  and in other exploration areas.   These  purchases, together with
additional acreage earned under terms of farm-in agreements in other prospect areas in Nevada, brings the Company's acreage position to approximately 225,000 gross acres under lease.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

     During the first and second quarters of 1995, the holders of 160,870 shares of the preferred stock designated as the 1994 Series Preferred Stock (the "1994 Preferred Stock") converted this preferred stock into the same number of shares of common stock of the Company ("Common Stock"). The conversion of these shares, together with shares previously converted in 1994, reduced the shares of 1994 Preferred Stock issued and outstanding from 1,316,210 originally issued to 1,081,340 as of September 30, 1995.
     Between March and September 1995, the Company completed the sale of 507,667 non-transferable units (the "Units") for $3.00 per Unit, for net proceeds of $1,383,554. Each Unit consists of two shares of preferred stock designated as the 1995 Series Preferred Stock (the "1995 Preferred Stock") and one Warrant (an "M Warrant"). At the election of the holder, each share of 1995 Preferred Stock may be converted into one share of Common Stock (a "Conversion Share"). Each M Warrant entitles the holder to purchase, at any time through December 31, 1998, for $4.00 one share of Common Stock (a "Warrant Share"). M Warrants not exercised by December 31, 1998 will expire. The M Warrants may be redeemed by the Company on at least 30 days' notice at a redemption price of $0.10 per M Warrant if the average closing price for the Company's Common Stock is at least $6.00 per share for 20 consecutive trading days prior to the redemption notice, subject to certain other conditions. The Company has agreed to file a registration statement under the Securities Act of 1933 covering the resale of the Conversion Shares issuable on conversion of the 1995 Preferred Stock and the Warrant Shares issuable on the exercise of the M Warrants.

     During September 1995, the Company amended the exercise price of the class C Warrants from $3.00 per share to $1.50 per share, and extended the expiration date from September 30, 1995 to October 10, 1995. The Company received, in October 1995, $329,250 in cash and notes receivable for the exercise of 219,500 C Warrants.

3.   NOTE PAYABLE:

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party, collateralized by oil and gas production and other personal property of the Company, to provide interim financing to advance the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. The loan bears interest at 8.4% per annum, payable quarterly, and was originally due on April 30, 1995. In connection with this loan, the Company granted the lender options to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996, or 60 days subsequent to the repayment of the loan. In May, the Company negotiated the extension of the due date of this loan to April 30, 1996, and in connection with such extension, reduced the exercise price of the options previously granted to $1.50 and granted new options to purchase 200,000 shares of Common Stock at $2.00 through the earlier of April 30, 1997, or 60 days subsequent to the repayment of the loan. If the Company were successful in obtaining loans to fund a portion of the Company's 1995 planned drilling in Eagle Springs, the completion of such funding would likely require the waiver or modification of certain provisions of the $400,000 loan or, in the absence of such waiver or consent, repayment of all or a portion of the loan.

4.   RELATED PARTY TRANSACTIONS:

     The Company owed $382,372 in salaries and interest to its officers and directors at September 30, 1995. The Company also had outstanding loans to a present and a former officer in the amount of $241,336 as of such date.

     In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $124,321, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for the accrued but unpaid back salaries of approximately $156,720. Proceeds from these loans were used to purchase $100,000 in preferred stock and warrants and to pay $23,421 in interest and principal on the notes due a Company subsidiary on the purchase from it of the Company's Common Stock. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $241,336 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling $252,278 at September 30, 1995) are paid. At September 30, 1995, $241,336, including accrued interest, was due under the notes (such amount is included as a reduction of stockholders equity in the accompanying financial statements).

     During September 1994, options were exercised by officers and directors to purchase Common Stock, with promissory notes, as follows: Grant Steele, 200,000 shares with a note of $300,000; N. Thomas Steele, 200,000 shares with a note of $300,000; Kenneth Ransom, 200,000 shares with a note of $300,000; Bruce C. Decker, 25,000 shares with a note of $56,250; and Dennis J. Gustafson, 25,000 shares with a note of $56,250. Pursuant to the terms of the options exercised, Grant Steele, N. Thomas Steele, and Kenneth Ransom each returned 24,118 shares of Common Stock to the Company in settlement of income tax withholding obligations. Each promissory notes is payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise of the option. The installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment. The first payment for the above referenced notes became due in September 1995. Grant Steele, N. Thomas Steele and Kenneth Ramson each returned 50,807 shares of Common Stock in satisfaction of their payment of principal and interest on their $300,000 notes, while Bruce Decker and Dennis Gustafson each returned 9,527 shares in satisfaction of their payment of principal and interest on their $56,250 notes.


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

6.   SUBSEQUENT EVENTS:

     During September 1995, the Company amended the exercise price of the C Warrants from $3.00 per share to $1.50 per share, and extended the expiration date from September 30, 1995 to October 10, 1995. The Company received, in October 1995, $329,250 in cash and notes receivable for the exercise of 219,500 C Warrants.

     As of the date of this filing, the second and fourth wells of the 1995 Eagle Springs Drilling Program (95 Eagle Springs Program) were being completed.

     Under the terms of the Enserch/Berry agreement, the Company spudded the Eldorado Federal #15-1 exploratory well in late October 1995. This is the fifth well of a six well, three year joint exploration agreement.

     The Company has commenced the private placement of up to $3,000,000 in senior secured convertible notes due September 30,2000 (the "95 Notes"), to fund repayment of $400,000 in outstanding current secured notes payable, the continuation of the Company's Eagles Springs development program, and other exploration. The 95 Notes will be convertible into Common Stock and secured by the Company's interest in the Eagle Springs Field. The offering of the 95 Notes is not being registered under the Securities Act of 1933 and may not be sold in the absence of an exemption from registration thereunder.


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

     Until 1994, the Company has had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties, including properties held in Texas that the Company received no material operating income from after April 1993. In September 1994 the Texas properties were sold to an unrelated third party operator. In 1993 and 1994, the Company acquired and has since reworked and returned to production eight wells and drilled a new water injection well in the Eagle Springs Field, supplementing the Company's other limited production from its Tomera Ranch and North Willow Creek oil discoveries.

     In August 1994, the Company entered into an agreement with Plains Petroleum Company, which has since been acquired by Barrett Resources Corporation ("Barrett"), under which Barrett has provided $1,920,000 of $2,400,000 in well costs to earn a 40% interest in the Company's Eagle Springs producing properties and obtained the right to participate in one specified Company exploration project on agreed terms, as discussed below. Pursuant to such agreement, the Company and Barrett acquired an additional Eagle Springs lease on approximately 240 acres with three previously producing wells, then shut-in, and a shut-in water injection well. Of these wells, one was returned to production in 1994 and two were reworked and returned to production in July 1995. The Company and Barrett drilled four wells in the 95 Eagle Springs drilling program, two of which are currently in production and two of which are currently being completed. The Company plans to continue additional drilling in this field to place into production undeveloped reserves and to drill in additional locations to test horizons that are productive in existing wells.

     To date, the Company has funded its exploration program principally from the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.

Plan of Operation

     Eagle Springs Drilling

     The Company's strategy in acquiring the Eagle Springs property was to increase revenue by returning existing wells to production and to identify additional drilling locations to evaluate the horizons that are productive in existing wells. Management believes that drilling in the Eagle Springs Field involves lower risk as compared to the Company's other exploration drilling in prospect areas with less drilling history and less available exploration data. Management now estimates that when all seven wells being drilled with Barrett in the Eagle Springs Field in the 1995 program are completed and placed into production, the increased revenue should be sufficient to meet ongoing cash requirements for fixed and recurring costs associated with the general and administrative, exploration and production, interest cost and property maintenance costs, assuming no major interruptions in production or reduced oil prices.

     The Company has completed substantial work at Eagle Springs since its acquisition in July 1993, reworking eleven wells, including the three wells acquired and reworked with Barrett, to return them to production (subject to interruptions from time to time until further well treatment and other surface facilities could be completed), and drilling a water injection well. Such work included substantially renovating and upgrading surface facilities such as tank batteries, piping, separators, and other equipment so that field production facilities currently have substantial excess capacity available to service new wells. Production from the Eagle Springs Field is sold under the Company's existing sales agreement and trucking arrangement to a refinery in Salt Lake City, Utah.

     The Company and Barrett drilled three new producing wells in the Eagles Springs Field in late 1994 and early 1995. In January 1995, after these three wells were placed into production, Barrett elected to continue to participate in Eagle Springs, thereby earning a 40% working interest in the Company's Eagle Springs project, subject to the right to make individual elections respecting participation in specific wells. The first four wells of the 95 Eagle Springs Program, with Barrett as a partner, have been drilled, with the first and third wells beginning production in late July and late September, respectively, while the second and fourth wells are currently being completed. In addition to these first four wells in the 1995 drilling program in which Barrett has participated, the Company is planning with Barrett three more wells for 1995 and anticipates seven additional wells for 1996. The Company expects that Barrett will participate in these additional wells, although Barrett is under no obligation to do so. The Company has funds available for its share of cost for completing the first four wells drilled with Barrett during 1995.

     The Company estimates that there are about 23 additional possible drilling locations within the estimated perimeter of the field under 10 acre well spacing, as approved by Nevada regulatory authorities. Based on its current drilling experience, the Company estimates that the Eagle Springs drilling will cost approximately $325,000 per gross well for a dry hole or $560,000 for a completed gross well, including related geophysical and geological evaluations, for estimated costs attributable to the Company's 60% share of the Eagle Springs drilling of from approximately $195,000 to $336,000 per well for a dry hole and a producing well, respectively. Therefore, the Company's share of the cost of the remaining 10 wells planned for 1995 and 1996 is estimated at approximately from $1,950,000, if all wells were dry holes, to $3,360,000 if all wells were completed for production. The Company has funded the first four wells and will schedule the remaining 10 wells to be drilled as funds are available.

     Exploration Program

     The Company requires substantial amounts of capital to advance its oil exploration program, relying on funding provided through joint exploration arrangements with other firms and utilizing its own capital provided principally through the sale of securities and existing and anticipated revenues from the development of Eagle Springs. The Company is obligated to pay approximately $150,000 in drilling costs for the Eldorado Federal # 15-1 exploratory well now being drilled in Little Smoky Valley. The Company is obligated to pay approximately $150,000 in drilling costs. This is the fifth well of a six well, three year joint exploration program under an agreement with Enserch/Berry. The Company anticipates that it will continue its exploration program with up to three exploration tests in the remainder of 1995, depending on the availability of required funds. An additional test in the Pinon Prospect in Pine Valley at an estimated total dry hole cost of $300,000 is planned for late 1995 or 1996, subject to available funding. The Company would be required to bear 50% of such costs. This would be the sixth well of the six well exploration program with Enserch/Berry. The Company and Barrett may also drill one test at North Humboldt at an estimated dry hole cost of approximately $400,000 for a net cost to the Company of $133,000 under their joint exploration agreement. The Company has identified a target in the Deadman Creek area of Toano Draw on lands covered by an exploration agreement with P&P. If funds are available, the Company may reenter an existing hold in this area, test, and, if warranted, attempt recompletion. If joint exploration arrangements can be reached with other industry participants and the Company's share of required funds is available, it will also attempt to drill a Dixie Flats test in Huntington Valley at an estimated dry hole cost of $400,000; however, this well may not be started until 1996.

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

     The Company has initiated the forgoing 1995 exploration program with the net proceeds of $1,383,554 received from the private placement of Units completed in September 1995 (and $329,250 received from the exercise of C Warrants in October 1995). The Company is dependent on the receipt of additional funds for its drilling program for the balance of 1995. The Company has commenced the private placement of senior secured notes to fund its portion of the cost of the remaining 1995 Eagle Springs drilling program, but there can be no assurance that the Company will be successful in obtaining such additional financing.

     In seeking financing for proposed data gathering, land acquisition, or drilling or other exploration of specific prospect areas, the Company typically investigates both oil industry funding sources and the availability of capital through the sale of securities. In considering participation from industry sources, the Company assesses whether the potential industry participant can provide scientific data and lease or other exploration rights in the prospect area as well as required funding as compared to the dilution that may result to the interest of the Company by sharing in any reserves that may be discovered. In analyzing the availability of capital from the sale of securities, the Company considers conditions in the capital markets generally, the anticipated marketability of Company securities, and the dilution that may result to existing shareholders. In selecting between available financing alternatives, management seeks the source that management believes will result in lesser dilution and greater economic return to its shareholders.

     Cash for Recurring Operating Costs

     The Company requires cash for certain fixed and recurring operating costs required in order for the Company to continue, as distinguished from drilling and related costs to advance its ongoing exploration program in Nevada that are either expensed as dry hole and abandonment costs in the case of an unsuccessful test or added to oil and gas properties if a producing well results. For example, during the third fiscal quarter ended September 30, 1995, the Company required cash for production operations ($111,856), exploration, consisting of an allocation of employee salaries and other overhead to the exploration function ($149,176), general and administrative ($191,096), and interest on outstanding debt requiring cash payment ($10,000), for an aggregate of approximately $462,100. (Most interest revenue and most interest expense relate to indebtedness to and from former and present officers and directors that do not require current cash expenditures.) During the third quarter, the Company received revenue of $243,000 from oil sales at an average of approximately 240 barrels per day, resulting in a cash shortfall for the quarter of $219,100.

     Average daily net third quarter production increased to approximately 240 barrels per day, which is lower than anticipated. Due to delays in the Eagle Springs drilling and completion program, only one new Eagle Springs well was placed in production during the third quarter. One additional well was placed in production in October 1995, with an initial production rate of 228 gross barrels of oil per day. That well is now averaging 140 gross barrels of oil per day. Two wells are currently being tested and completed for production, but at present the Company cannot predict the rate at which they will produce. Management believes that the Company's cash requirements, excluding drilling and related costs to advance the Company's ongoing development and exploration program in Nevada, will be met when those two wells are completed and placed into production.

     To the extent that net production to the Company does not increase to a level sufficient to cover shortages of cash required for operations, the Company will be dependent on the sale of additional debt or equity securities from its pending senior secured note offering, the exercise of outstanding options or warrants, or financing from other sources. There can be no assurance that Eagle Springs development will sustain sufficient additional production for the Company to be able to meet its requirements for recurring operating expenses or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.


     Current Funding Plans

     Between March and September 1995, the Company sold 507,667 Units at $3.00 for net proceeds of $1,383,554. The Company has commenced an offering of $3,000,000 in senior secured notes to refinance its existing $400,000 current secures note payable, continue its Eagle Springs development program and other exploratory drilling.

     During September 1995, the Company amended the exercise price of the C Warrants from $3.00 per share to $1.50 per share, and extended the expiration date from September 30, 1995 to October 10, 1995. The Company received, in October 1995, $329,250 in cash and notes receivable for the exercise of 219,500 C Warrants.


Liquidity and Capital

     Cash required for both operating and investing activities was provided from financing activities during the past two fiscal years as well as the first nine months of 1995, during which the Company received $1,383,554 (net) in cash from the sale of securities.

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party, collateralized by oil and gas production and other personal property of the Company, to provide interim financing to advance the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. The loan bears interest at 8.4% per annum, payable quarterly, and was originally due on April 30, 1995. In connection with this loan, the Company granted the lender options to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996, or 60 days subsequent to the repayment of the loan. In May, the Company negotiated the extension of the due date of this loan to April 30, 1996. In connection with extending the loan payment date to April 30, 1996, the Company reduced the exercise price of the options previously granted to $1.50 and granted a new option to purchase 200,000 shares at $2.00 through the earlier of April 30, 1997, or 60 days subsequent to the repayment of the loan. If the Company is successful in the private placement of senior secured notes, the Company intends to repay the existing $400,000 loan.

     The auditors' report on the financial statements of the Company as of December 31, 1994, contains a qualification as to the ability of the Company to continue as a going concern because of its limited working capital and revenue and continuing losses from operations. As of September 30, 1995, the Company had negative working capital of approximately $1,030,000 and has ongoing cash requirements for fixed and recurring operating expenses requiring cash expenditures, but excluding drilling and related expenditures, of approximately $219,100 greater than production revenue for the quarter.

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


Results of Operations

     Three Months Ended September 30, 1995 and 1994

     For the third quarter period ending September 30, 1995, oil sales increased $134,400 to $243,000 as compared to the same period in 1994, with the Eagle Springs Field contributing approximately $136,400 to such increase. The Company received no well service revenue during the third quarter of 1995 due to the lack of third party water disposal fees. Other income was approximately $49,900 higher for this third quarter of 1995 as compared to the same period in 1994 as a result of interest income accruing from notes receivable of $23,500 and $20,500 earned through operations at the Eagle Springs Field.

     The Company's production expenses for the third quarter of 1995 decreased $54,200 to $111,900 when compared to the same quarter in 1994, attributable principally to a decrease of $53,600 in operating costs at Eagle Springs.

     Oil and gas exploration expenses increased $39,300 for the third quarter of 1995 when compared to the same period in 1994. Leasehold maintenance costs increased $37,100 during the third quarter period ended September 30, 1995, when compared to the same three-month period in 1994.

     Dry hole, abandonment, and impairment expenses for the third quarter ended September 30, 1995, were $15,800, which were attributable to the Hot Creek Wash #15-1. Dry hole costs for the third quarter ended September 30, 1994, were $86,300, which represented dry hole expenses associated with the Willow Springs #34-31 well.

     General and administrative expenses have decreased $261,000 for the third quarter ended September 30, 1995, when compared to the same period in 1994, principally due to one time charges in the third quarter of 1994 of $203,800 as a result of a canceled securities offering, and relocation cost of $93,100. Offsetting these decreases was an increase in professional fees of approximately $37,800. Depreciation, depletion and amortization for the third quarter of 1995 were decreased by $900 when compared to the same period in 1994. Such expenses attributable to the Eagle Springs Field decreased $43,200 because of the related increase in reserves due to new wells being put into production, while such expenses attributable to the remaining properties of the Company increased $42,300 for the third quarter ended September 30, 1995 when compared to the same period in 1994.

     During the 1994 interim period, the Company recognized a loss of $435,000 as a result of its disposition of its interest in certain oil producing properties in Texas, while no similar event took place in the 1995 interim period.

     Nine Months Ended September 30, 1995 and 1994

     For the nine-month period ending September 30, 1995, oil sales increased $393,100 to $719,000 as compared to the same period in 1994, with the Eagle Springs Field contributing approximately $385,300 of the increase. Well service revenue was $22,500 lower in the three quarters of 1995 as compared to the same period in 1994, due to greatly reduced third party water disposal fees. Other income increased approximately $120,900 for the third quarter of 1995 as compared to the same period in 1994, as a result of income accruing from notes receivable of $73,300 and $47,300 earned through operations at the Eagle Springs Field.
     The Company's production expenses for the nine-month period ended September 30, 1995, decreased $2,200 to $314,400 when compared to the same period in 1994, attributable principally to an decrease of $4,200 in operation costs at Eagle Springs, while an increase of $2,000 was attributable to the remaining Foreland properties. Oil and gas exploration expenses were reduced $220,600 for the nine-month period ended September 30, 1995, as compared to the same period in 1994. The primary decrease came because during the first nine months of 1994 the Company incurred expenses associated with a three dimensional (3-D) seismic program at Eagle Spring of $207,500.

     Dry hole, abandonment, and impairment costs for the nine-month period ended September 30, 1995, were $243,200, which were primarily attributable to the Hot Creek Wash #15-1 well. Dry hole, abandonment, and impairment costs for the nine-months ended September 30, 1994, were $893,500, which represented dry hole costs associated with the Cedar Creek #2-1, Indian Springs #22-1, and the Willow Springs #34-31 wells and impairment cost attributable to the North Willow #5-27 well.

     General and administrative expenses have decreased $134,300 for the nine-month period ended September 30, 1995, when compared to the same period in 1994, principally due to one time charges in 1994 of $203,800 as a result of a canceled securities offering, and relocation cost of $93,100. This was offset by an increase of $125,500 in expenses related to financial public relations, information dissemination within the investment community (which management expects to decline), and an increase in professional services. Depreciation, depletion and amortization increased $53,200. Such expenses attributable to the Eagle Springs Field increased $11,800, primarily due to new wells being put into, while such expenses attributable to the Company's remaining properties increased $41,400 for the nine-month period ended September 30, 1995 when compared to the same period in 1994.

     During the 1994 interim period, the Company recognized a loss of $435,000 as a result of its disposition of its interest in certain oil producing properties as a result of its disposition of its interest in certain oil producing properties in Texas, while no similar event took place in the 1995 interim period.

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

     Operating Costs

     Operating costs relating to Nevada production from time to time include costs associated with various production testing measures on the Tomera Ranch and North Willow Creek wells and fixed costs allocable to a number of wells, including the Eagle Springs wells that were returned to production during 1994 and the three new producing wells jointly drilled with Plains (now Barrett) in late 1994 and 1995. Production costs relating to the Eagle Springs Field have historically been higher than the normal industry standard per barrel of oil presently being produced due to start-up costs associated with the upgrading and expanding the production facility to facilitate additional production, and repairs to equipment that had been shut down without maintenance for over a year. During the first three months of 1995, the Company incurred additional costs of operating in winter due to energy costs for heating the oil, and operating the wells using propane as its main fuel to operate the pumping units. In early 1995, the Company has completed field upgrades including a boiler system to heat the oil, a trace water disposal system to return produced water to the field water injection well as opposed to trucking the water to the disposal well, and the wells are currently using lower cost electricity, and in some instances natural gas that is being produced from the new well in the field to run the pumping units.

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

     None.

     (b)  Reports on Form 8-K.

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



Dated:  November 14, 1995              By: /s/ N. Thomas Steele
                                           -----------------------------

                                             N. Thomas Steele, President





Dated:  November 14, 1995              By: /s/ Don W. Treece
                                         --------------------------------

                                             Don W. Treece, Controller  (Chief
                                             Financial  Officer)