Form 10-K/A
period 1994-12-31
FORELAND CORP
filed 1996-01-23
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1994

                                       OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                     to                 .
                                   -------------------    ----------------

                 Commission File Number0-14096
                                       -----------------------


                      Foreland Corporation
-----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

             Nevada                               87-0422812
---------------------------------            --------------------

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)

  12596 West Bayaud, Suite 300
       Lakewood, Colorado                         80228-2019
---------------------------------            --------------------

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (303) 988-3122
                                                  ---------------


Securities registered pursuant to section 12(b) of the Act:

        Title of each class        Name of each exchange on which
     registered

               None                          None
     -------------------------     -------------------------


          Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                     Class L Common Stock Purchase Warrants
                     --------------------------------------

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x           No  o

        The aggregate market value of the registrant's voting stock held by nonaffiliates computed at the average closing bid and asked prices in the over-the-counter market as quoted on the National Association of Securities Dealers National Quotation system ("NASDAQ") on April 10, 1995, was approximately $22,547,095.

     As of April 10, 1995, the Company had outstanding 13,822,322 shares of its common stock, par value $0.001.

     Documents Incorporated by Reference. List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART I
                              ITEM 1.  BUSINESS
General

     Foreland Corporation (the "Company") was organized in June 1985 to advance an exploration project in the Great Basin and Range geologic province in Nevada (the "Great Basin") that had been initiated by Gulf Oil Corporation ("Gulf"). Following its organization, the Company acquired rights to a geologic data base, assembled a management team with supporting consultants, obtained funding from a private placement and its initial public offering, and commenced the field geology phase of its exploration project.

     The Company's field geology identified an oil source rock and porosity fairway in north and central Nevada in which the Company has concentrated its lease acquisition and exploration program. The Company has funded its exploratory drilling through arranging its own funding and obtaining funding from industry participants that agree to complete specified drilling or other exploration in order to earn an interest in an agreed area. Since 1986, the Company has identified a number of drilling targets in Pine Valley and other areas of Nevada and arranged Company and third-party funding for drilling a number of test wells. To help fund future activities, in 1993 and 1994, the Company acquired a total of 12 shut-in wells in the Eagle Springs Field in Nevada. Since then, the Company has returned nine of these acquired wells to production and drilled a new water injection well. In August 1994, the Company entered into an agreement with Plains Petroleum Operating Company ("Plains") to fund further activities in the Eagle Springs Field and since then has drilled and placed into production three additional wells. The Company and Plains plan to drill additional wells to test horizons productive in existing wells in a further effort to increase production.

     The Company continues to increase and improve its geological and geophysical expertise respecting the Great Basin of Nevada through its own efforts and by obtaining data from third parties as part of joint exploration, property acquisition, or data sharing arrangements and from drilling and other field work in which the Company participates. In addition, all information is continuously reanalyzed as additional drilling data is gathered and as new computer modeling and other analytical tools become available to the industry. This has enabled the Company to increase substantially its understanding of the geology, location, potential, and other characteristics of the exploration process.

Nevada Exploration

     During the early 1980s, the Great Basin of Nevada emerged as a possible new frontier area for oil exploration. Conventional wisdom in the oil industry at the time held that certain geological indicators pointed to north and central Nevada as a possible repository of large (by continental United States standards) petroleum deposits. Several of the nation's largest exploration companies, including Exxon USA, Inc. ("Exxon"), Texaco, Inc., Gulf, Chevron USA, Inc. ("Chevron"), Mobil Exploration and Producing USA, Inc. ("Mobil"), and Amoco Corp., acquired substantial lease holdings and initiated exploration programs in eastern and central Nevada during the early years of the decade.

     Between 1980 and 1983, Gulf conducted a detailed study of the hydrocarbon potential of north and central Nevada and other frontier exploration areas. The study, conducted by Gulf personnel and by outside consultants, generated a mass of raw data pertaining to the age and depositional history of potential oil-bearing formations. In 1983, Gulf became the target of a takeover attempt by Mesa Petroleum and subsequently was acquired by Chevron. In connection with that acquisition, a number of Gulf's exploration projects were terminated, including the study of Nevada.

     The acquisition of Gulf by Chevron also led to the voluntary retirement of a number of Gulf employees. One such retiree was Dr. Grant Steele, who had been manager of geology for Gulf's central exploration group and was intimately involved with the study of the Great Basin of Nevada.

     Personal and professional interest in the potential of the Great Basin of Nevada continued after his early retirement from Gulf in 1983. In 1985 Dr. Steele organized the Company and recruited Kenneth L. Ransom, who had served under Dr. Steele as a senior geologist with Gulf's central exploration group and who had also been deeply involved with Gulf's study of the Great Basin of Nevada.

     The Company's goal is to secure a significant position in a potential new oil province. In order to implement this plan, the Company acquired rights to Gulf's data base, conducted additional geological survey work, acquired oil and gas lease holdings in north and central Nevada, and arranged for the exploration and development of its acreage. Virtually all of the Company's financial resources were committed from the outset to this goal.

Business Strategy

     The Company has assembled a management and technical team of persons with specialized technical training and experience concentrated on Nevada oil exploration. In all, the Company's technical team has over 65 years of combined Nevada oil exploration experience with major oil companies such as Gulf, Mobil, and Chevron. The Company believes that the working experience of its executives in Nevada is a significant factor in the Company's exploration progress to date and in its ability to act as operator under exploration arrangements with other exploration firms such as Enserch Exploration, Inc. ("Enserch"), Berry Petroleum Company ("Berry"), Parker and Parsley Petroleum Company (successor-in-interest to Santa Fe Energy Resources, Inc.) ("P&P"), and Yates Petroleum Corporation ("Yates"). This team employs the following strategies in guiding the Company's Nevada exploration:

   * Take full advantage of the most advanced generally available scientific exploration tools and techniques such as 3-D and reprocessed seismic data to generate drilling prospects and select specific drilling locations.
   * Generate promising exploration prospects in areas in which the Company holds or believes that it can acquire a preemptive lease position and upgrade lease holdings based on further prospect evaluation.
   * Seek joint exploration agreements with other exploration firms active in Nevada to diversify the risk and to obtain additional scientific data and expertise, land, and funding.
   * To increase revenues by drilling in the Eagle Springs Field to develop proven reserves and to test horizons productive in existing wells.
   * Continually generate prospect concepts for the long-term exploration of the Great Basin.

     Science

          The Company seeks to utilize the most advanced generally available scientific tools and techniques to evaluate the risk and exploration potential of specific prospects. The Company's oil exploration model for the Great Basin of Nevada was developed from a large data base collected, originally by Gulf and, since 1985, by the Company. As a result of the Company's own work as well as information sharing arrangements with others, the Company now has access to over 1,400 line miles of 2-D seismic data, much of it reprocessed with new analytical computer programs, newly acquired high resolution 3-D seismic surveys, and gravity data gathered by the Company as well as by Exxon, P&P, Mobil, Chevron, Enserch, and Berry. Data from 3-D seismic, gravity, reprocessed seismic surveys, and previous drilling are integrated as a guide to further exploration. The Company believes that it benefits from the long-term involvement of the Company's personnel in Nevada oil exploration and operations, which enhances the Company's ability to share data and expertise with industry participants.

     Prospect Generation and Leasing

     The Company's leasing program is coordinated with prospect generation and exploration results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing lease holding costs. As a result, the Company has substantially increased the size of its gross acreage while, in management's opinion, improving the exploration potential of its holdings.

     Joint Exploration

     The Company regularly seeks joint exploration arrangements with other oil exploration firms active in Nevada to obtain access to additional scientific data and technical expertise, particularly relatively expensive geophysical data, including 3-D seismic. Joint exploration arrangements are sought with firms that have significant lease positions in the prospect area and that can bear a portion of the costs of specified further exploration. The Company also utilizes joint exploration arrangements to spread the risks of specific exploration, attempting to retain a larger interest by bearing a greater proportion of the related costs in those prospect areas in which management believes that the risks and reserve potential warrant such action. In situations in which management perceives a higher degree of risk or a smaller potential for the prospect, it seeks to retain a smaller interest and bear a smaller share of related costs.

     Drilling Near Existing Production

     Further exploration drilling is required to delineate the extent of productive horizons in individual fields and complete development where warranted. In the Eagle Springs Field, the Company's geophysical and geological evaluation is ongoing to locate possible additional drilling locations to develop the undeveloped reserves and to test the horizons that are productive in the existing wells. The Company has surface facilities capable of handling additional production. The Company also intends to continue to drill exploration wells in the area of existing production in the Tomera Ranch and North Willow Creek Fields to further evaluate reservoir extent and characteristics, increase production, and obtain data that might benefit the Company's overall exploration effort. The Company intends to pursue these drilling objectives in Pine Valley as well as specific prospects in Railroad Valley as involving somewhat lower risk than exploration testing in areas with relatively less drilling history or other exploration success to date.

     Long-Term Exploration

     Management anticipates that it will take several years to explore fully the target areas selected by the Company in the Great Basin of Nevada, as is the case in many frontier areas of exploration, and believes that it is important to provide for an ongoing presence for the Company in Nevada exploration. In such a long term exploration effort, the results of early exploration serve as a guide for identifying new prospects so it is important, in management's view, to identify continually new prospect concepts and areas for possible future exploration while advancing existing prospects to the drilling stage.

     Through 1995, the Company intends to focus its activities on drilling in the Eagle Springs Field to develop proved undeveloped reserves and to evaluate the horizons that are productive in existing wells, to drill six additional exploratory tests in Pine, Little Smoky, Antelope, Huntington, and Newark Valleys of Nevada, to review the exploration potential of the P&P acreage, and to continue its acquisition of 3-D seismic data and reanalysis of existing 2-D seismic data. The Company will also continue its evaluation of data to identify additional exploration targets, expand its lease holdings where warranted, and seek additional exploration arrangements with other industry participants.

Joint Exploration Agreements

     Enserch/Berry Operating Agreement

     In June 1993 the Company entered into an operating agreement with Enserch, Dallas, Texas, and Berry, Taft, California, independent oil exploration and production firms active in Nevada, to undertake a three year, six well joint exploration program on approximately 110,000 gross leased acres in Pine, Diamond, Little Smoky, and Antelope Valleys of northeastern Nevada. The Company is designated as the operator for the proposed drilling as well as other activities under the agreement. The Company and Enserch/Berry each contributed approximately 50% of the gross acreage and will share, on the basis of the Company 50% and Enserch/Berry 50%, in the costs of additional lease acquisition, geophysical exploration and drilling, and in the net revenues from oil produced.

     The parties have identified four areas of mutual interest covering an aggregate of 500,000 acres, in which are located the 110,000 gross leased acres
held during 1994.   Through 1994, the parties have drilled three test wells, one each in the Pine, Little Smoky, and Antelope Valleys, all three of which were dry holes that were plugged and abandoned. The parties to this joint exploration arrangement intend to drill the remaining three wells during 1995 and 1996. The first of these, the Hot Creek Wash no. 15-1, was commenced during the first quarter in 1995 in Antelope Valley. (See "Exploration Status.")

     In addition to the six required wells, during the term of the agreement any party has the right to propose additional wells to explore new prospects or develop discoveries. The joint exploration program continues to May 1, 1996, at which time the acreage contributed by each party to the joint arrangement is returned to it, except for designated acreage surrounding wells that have then been drilled under the joint arrangement. If the results of the initial exploration warrant and the parties agree to proceed with additional joint exploration, the proposed exploration of the area subject to this agreement may take several years to complete.

     Willow Springs

     In June 1994 the Company obtained from Yates the right to earn a 25% interest in the Willow Springs prospect in Railroad Valley on an approximately 640 gross acre lease. In order to exercise its right and earn this interest, the Company was required to pay 25% of the costs to drill the Willow Springs no. 34-31 test well, which was plugged and abandoned in September 1994.

     Frontier Exploration Agreement

     In 1993, the Company entered into an exploration agreement with Frontier Oil Exploration Company ("Frontier") for certain joint exploration activities in Newark Valley and the Toano Draw area of Nevada. Under this agreement, as amended, the Company joined with Frontier to explore up to six prospects involving over 55,000 gross acres in Newark Valley, Nevada, that Frontier held through an exploration agreement with Mobil. By participating in two earning wells drilled in 1993 and 1994, the Company earned a 30% working interest in approximately 28,000 gross acres. The Company and Frontier have elected not to drill any of the option tests and will not, therefore, earn any interest in the remainder of the Newark Valley project under this exploration agreement. Frontier has relinquished its right to pursue exploration of the Toano Draw area under the exploration agreement, so Foreland will continue under an agreement with Mobil with the Rustler Prospect in Newark Valley and will continue exploration of the Toano Draw area without any participation by Frontier.

     Rustler Prospect

     On September 28, 1994, the Company entered into an agreement with Mobil under which the Company has the right to commence one test well on or before September 1, 1995, on the Rustler Prospect located in White Pine County, Nevada. Upon reaching casing point on the well, the Company will earn 75% of Mobil's interest in the prospect area comprising approximately 10,000 acres.

     P&P Marketing and Exploration

     In December 1992, the Company entered into a three year exploration agreement with P&P's predecessor-in-interest, appointing the Company the exclusive marketing representative for P&P's fee mineral interest in northern Nevada. The Company delineates exploration areas, defines prospects, and secures drilling partners utilizing the Company's and P&P's combined geological and geophysical data base. The Company has generated three drillable prospects affecting the P&P lands in the North Humboldt and Dixie Flats prospects in Huntington Valley and the Toano Draw prospect. If drilling is undertaken, the Company and P&P will each retain certain rights and interest in the drilling and development of identified prospects within the lands covered by the exploration agreement.

     Under the terms of the exploration agreement, the Company has access to P&P's proprietary geological and geophysical data respecting the P&P properties and adjacent lands, with the express right to reprocess seismic data, utilizing improved analytical techniques and control data now available. If the Company elects to gather or to purchase additional geological or geophysical data for a mutually agreed exploration area, P&P is precluded from granting third parties exploration rights to such exploration area for one year. P&P has certain rights of access to the data developed by the Company on the P&P property.

     On any drilling of P&P lands arranged by the Company, P&P and the Company will share in lease bonuses, the right to acquire a working interest by paying a portion of drilling and completion costs on any successful well, and overriding royalties, with the option to convert the overriding royalties to working interests in certain circumstances. The Company and P&P have a right of first refusal to participate in any drilling prospects generated by the other during the term of the exploration agreement.

     The Company is required to release the remaining 434,000 acres subject to the P&P agreement by December 1996, when the agreement expires, subject to any specific acreage subject to leases, farmouts, to other arrangements reached under the agreement with the Company. The Company will review the P&P acreage with a view towards identifying the most promising prospects and reaching drilling arrangements by December 1996. Originally, the agreement required the Company to release the acreage by December 1995, but P&P and the Company agreed to extend the expiration date to permit further evaluation of the properties by the Company.

     Other Exploration Arrangements

     The Company is continuing to negotiate with other interested parties to fund further drilling on defined prospects in a number of locations in the Great Basin of Nevada. The ultimate goal of the Company is to arrange for the exploration and, if oil reservoirs are discovered, development of its holdings using the Company's own limited financing, to the extent available. In some instances, the Company may reach an agreement with other firms in which all participants contribute acreage and available scientific data and bear a portion of the costs of agreed drilling or other exploration, thereby earning a shared ownership in the contributed acreage and production, if any. The nature and extent of the Company's participation, share of costs, and interest retained in various arrangements are dependent on the acreage it has under lease in the target area, the amount of scientific information it has available as compared to the other participants, the relative financial strength of the participants, and the risks and rewards perceived by the various participants. These arrangements are very project specific and will vary from drilling prospect to drilling prospect.

Eagle Springs

     In July 1993, the Company acquired an approximately 2,800 gross acre lease in Railroad Valley, Nevada, with nine oil wells, then shut in, and one water injection well. In connection with the acquisition, the Company implemented certain in-field environmental remediation measures and resolved issues raised by various regulatory agencies and the claims of entities which asserted an ownership interest or had advanced funds or services to the field. In September 1994, the Company acquired Kanowa's interest in a 240-acre lease on the remainder of the Eagle Springs Field with three wells with limited intermittent production and related equipment.

     Wells drilled during the 1960s on the Eagle Springs property produced until late 1992 from depths of from 5,900 to 7,200 feet and had total cumulative production, as reported to the Nevada Department of Minerals, of 2,825,000 barrels of oil. The 14 wells drilled during development of the field between 1954 and 1965 reportedly had average per well daily production of approximately 150 barrels per day for the first year and approximately 100 barrels per day for the first three years of production. During the last 12 months that the wells acquired by the Company were in production, they produced an aggregate of approximately 120 barrels of oil per day.

     In the year following acquisition of the Eagle Springs properties in July 1993, the Company completed substantial work and returned eight of the acquired wells in the Eagle Springs Field to production and drilled a water injection well. Under the agreement with Plains discussed below, the Company also drilled and placed into production three additional wells in the Eagle Springs Field. The Company estimates that there are approximately 27 additional possible drilling locations within the estimated perimeter of the field under 10 acre spacing, as now approved by Nevada regulatory authorities. A 3-D seismic survey has been completed on the field, and the 3-D seismic information continues to be evaluated and integrated with additional available drilling results as an ongoing guide for drilling. Initial evaluation of the 3-D seismic information provided the basis of the Company's decision to purchase Kanowa's interest in the 240-acre lease in the Eagle Springs field in September 1994. Up to 11 more wells are scheduled for 1995 and 1996, with up to 7 planned during 1995, to the extent warranted by results as drilling progresses and the availability of required funding, and subject to unexpected delays, downtime, and similar unforeseen circumstances.

     When reworking the nine wells to return them to production, the Company also substantially renovated and upgraded surface facilities such as tank batteries, piping, separators, and other equipment in order to create substantial excess capacity of field production facilities available to service new wells and to reduce production costs. Increased production resulting from additional drilling would be sold under the Company's existing sales agreement and trucking arrangement.

     The Company intends to evaluate engineering data from existing wells together with any additional wells that may be productive to determine whether a reduced well spacing from 20 acres to 10 acres, which is the spacing approved by regulatory authorities, may be economically beneficial. If the Company concludes that reduced well spacing would increase the financial return from the field, the total number of available well locations would be increased, which would correspondingly extend beyond 1996, the period during which the Eagle Springs Field could be developed.

     Further activities in the Eagle Springs Field are being conducted jointly with Plains as discussed below.

Plains Agreement

     On August 9, 1994, the Company entered into an agreement with Plains under which Plains agreed to spend up to $1,920,000 (80% of the first $2,400,000) for drilling additional wells in Eagle Springs to test horizons that are productive in existing wells to earn it a 40% interest in the Eagle Springs Field, including existing producing wells and reserves, effective August 1, 1994.
After the initial $2,400,000 expenditure, costs are shared 60% by the Company and 40% by Plains. As provided in the agreement, after the third Eagle Springs well was drilled and placed into production, Plains elected to continue to participate in Eagle Springs drilling. Plains shared with the Company the costs of acquiring a 240 acre Eagle Springs lease from unaffiliated parties in September 1994.

     Plains also has the right to earn an interest in the Company's acreage in an area of mutual interest in the North Humboldt prospect, developed by the Company on P&P mineral interests under the Company's agreement with P&P. (See "Joint Exploration Arrangements" above.) The Company and Plains are undertaking a joint technical evaluation of existing seismic data to determine whether additional seismic work is warranted in this prospect area before selecting a drill site. Upon the completion of any geophysical studies that the parties deem necessary and review of the data obtained, the parties will select a drill site and proceed to drill, with Plains bearing two-thirds of the cost of the initial well in each area to earn a one-half interest in the Company's acreage within the prospect area.

     In January 1995, after the first three new Eagle Springs wells were placed into production, Plains elected to continue to participate in the development drilling at Eagle Springs. Plains also elected to continue with the North Humboldt prospect but declined further participation in the Dixie Flats prospect, both in Huntington Valley. In January 1995, Plains elected not to participate in the Pine Valley 3-D survey, indicating that the full study was too large for Plains' revised exploration budget. The Company has continued discussions with Plains regarding a smaller survey or a reduction in Plains' participation in the larger survey area, with the possibility of adding other industry participants to undertake a study of the scope originally envisioned.

     Activities under the joint exploration arrangement with Plains are conducted by the Company as operator, under the overall direction of a technical committee made up of representatives of both parties. In addition to joint exploration in each of the exploration areas under this agreement through 1998, the Company has granted to Plains the right to participate in any other exploration prospects that the Company elects to offer to third parties.

North Willow Creek and Tomera Ranch Discoveries

     North Willow Creek

     The initial discovery well in this field, the North Willow Creek SPLC no. 1-27 well, drilled in 1987, discovered an oil bearing structure at a depth of from 5,818 to 6,358 feet. Two additional wells, the North Willow Creek no. 6-27 and no. 5-27 have been drilled, extending the productive area of the field. The Company continues to experience production difficulties and management has concluded that the wells are not producing to the potential indicated by initial tests and engineering and geologic evaluations In an effort to address these production difficulties, the Company initiated additional work on the Willow Creek no. 6-27 well during the third quarter of 1994 and is continuing to test pump the well to analyze the treatment results. If the initial results from reworking the no. 6-27 well warrant, the Company also intends to rework the SPLC no. 1-27R to increase production and to complete the North Willow Creek no. 5-27 well to attempt to place it into production. Since it appeared that the North Willow Creek no. 5-27 well could not be placed into production by August 1994, capitalized costs of approximately $704,000 were charged to expense during the quarter ended June 30, 1994. Additionally, since no reserves were attributed to the North Willow Creek no. 1-27 well on December 31, 1994, capitalized costs of $564,000 were charged to expense in the fourth quarter of 1994. The Company continues to receive limited production from two wells in this field.

     Tomera Ranch

     In August 1987, the Tomera Ranch discovery well, the SPLC no. 1-5, drilled by another operator under a joint exploration arrangement with the Company, was completed for production in the Indian Wells formation at between 1,864 and 1,950 feet. This well subsequently produced intermittently in limited amounts. When this well was placed into production, the Company could not obtain access to a water disposal well necessary to continue production and was forced to shut in the well. In 1992, the Company converted the SPLC no. 1-5 well to a water disposal well and drilled an adjacent well, the SPLC no. 1-5R, as a replacement production well. In 1990, the no. 33-1 well was completed for production in the Tomera Ranch Field, but was not placed into production until the Company completed the water injection well at Tomera Ranch in 1992. Since then, the SPLC no. 1-5R and no. 33-1 Tomera Ranch wells have had limited sustained production. In December 1993, the Company acquired the working interest of the previous operator in the Tomera Ranch field, and since then has continued to evaluate the productive potential of the area. The Company does not assign any proved reserves in the Tomera Ranch Field, and therefore, capitalized costs of $114,000 were charged to expense in the fourth quarter of 1994.

     Both the North Willow Creek and Tomera Ranch wells hold acreage over productive zones that the Company believes can be produced at higher rates with additional evaluation and reworking, including chemical treatments, heat treatments, hydraulic fracturing treatments, and other alternative measures. In July 1994, the Company initiated a hydraulic fracturing treatment of the productive horizons in North Willow Creek well. There can be no assurance that such efforts will be successful or that the wells will produce in paying quantities. If such efforts are successful, the Company plans additional evaluation drilling as warranted. In late 1994 the Company hired a petroleum engineer whose duties include evaluating the North Willow Creek Field and making recommendations for improvement of production.

Exploration Status

     Pine Valley

     The Company has participated in two wells in the Hay Ranch area. The first, the West Hay Ranch no. 12-1, was drilled by another operator and was subsequently plugged and abandoned. In 1993, after evaluating the results of the West Hay Ranch no. 12-1, the Company drilled the Hay Ranch no. 1-17. Oil shows were encountered over a 1,000 foot thick interval, and a drillstem test was performed on one of the lower zones. This test well has been temporarily abandoned, and additional testing, directional drilling, and deepening operations are all being considered for 1995. The rock section with oil shows in the no. 1-17 well is not present in the no. 12-1 well, indicating a "pinchout" of those prospective horizons, a common geological phenomenon which is often associated with oil traps.

     Three exploratory test wells in which the Company participated were drilled in the northern part of Pine Valley within five miles of the Tomera Ranch Field. Each had varying degrees of oil shows. The most encouraging was the Tomera Ranch South no. 9-1, drilled by another operator in 1993. Promising oil shows were encountered in this test well, but attempts to log and test this hole were prevented by unstable hole conditions shallow in the well.

     The drilling results are being integrated with the geophysical data to guide further testing of this prospect. In December 1993, the Company increased its acreage position in this area by acquiring all of the previous operator's acreage in the Tomera Ranch area, including the previous operator's interest in the Tomera Ranch no. 33-1 well. The Company will now proceed with additional seismic exploration for use in positioning potential drilling sites.

     The Company also has exploration efforts in this area with Enserch/Berry pursuant to the operating agreement entered into by the parties. With funding provided jointly by the Company and Enserch/Berry, the Company acquired additional seismic data and defined two drilling prospects to be drilled in Pine Valley. In December 1994, the Trout Creek No. 26-1 exploratory well, the first well to be drilled in Pine Valley by the parties, was plugged and abandoned.

     Little Smoky and Antelope Valley

     The Company continues active exploration of these two valleys under the agreement with Enserch/Berry. Substantial seismic surveys were completed late in 1993, leading to the drilling of two test wells. Although these tests were plugged and abandoned, these wells both added significantly to the Company's information in these two sparsely drilled yet promising prospect valleys. The Company and Enserch/Berry plan to drill an additional test well in each of these valleys during 1995. The first of these, the Hot Creek Wash no. 15-1, was commenced during the first quarter of 1995 in Antelope Valley.

     Newark Valley

     The Company is utilizing the extensive seismic information available to it through its agreement with Mobil for ongoing geological evaluation of this area. The two test wells in which the Company participated in this valley, the Buck Station and the Indian Springs prospects, encountered encouraging oil shows which were subsequently tested, but both tests were plugged and abandoned. The well information is being integrated with the seismic data to identify a potential "up dip" location to the Buck Station test for future drilling. On September 28, 1994, the Company entered into an agreement with Mobil under which the Company must drill one test well on or before September 1, 1995, on the Rustler Prospect located in White Pine County, Nevada. Upon reaching casing point on the well, the Company will earn 75% of Mobil's interest in the prospect area comprising approximately 10,000 acres.

     Railroad Valley

     In September 1994, the Company drilled an exploratory well in the Willow Springs prospect in Railroad Valley that was plugged and abandoned. The Company does not expect any further activities on the prospect.

     Deadman Creek

          The Company has completed lease acquisition over its Deadman Creek prospect in the Toano Draw area of Elko County with the purchase of leases on approximately 10,000 acres, which supplement the approximately 12,300 acres previously acquired. This prospect, generated by the Company over the past two years, will be evaluated further during 1995.

Competition and Markets

     The Company competes with numerous other firms and individuals in its activities. The Company's competitors include major oil companies and other independent operators, many of which have financial resources, staffs, and facilities substantially larger than those of the Company. Competition in the oil and gas industry is intense.

     The Company faces intense competition in obtaining risk capital for test drilling within the Great Basin province. Management believes that competition for drilling funds from such sources is principally dependent on an analysis by the potential industry participant of the costs of drilling and related activities, the likelihood of discovering oil or other hydrocarbons in commercial quantities, and the potential size of oil reserves which geologic and engineering analyses indicate may eventually be established.

     The Company believes that an important consideration in obtaining risk capital for drilling, new exploration rights, and joint exploration and development arrangements with other industry participants is the amount and quality of the Company's scientific data and exploration experience in Nevada. The Company also believes that it benefits from its use of reprocessed 2-D seismic and 3-D seismic data and its experience in correlating that data with the results of actual drilling.

     In its efforts to obtain oil leases within the Great Basin, the Company encounters competition from lease speculators, independent oil firms, and major oil companies. The ability to acquire leases is generally determined by the amount of cash paid to acquire the lease, the royalty or other interest retained by the transferor, and the nature of any commitment to drill on the lease acreage. The Company seeks to acquire leases in those areas that have been identified through geological and geophysical data as having potential to produce oil in sufficient quantities to be economic.

     The availability of a ready market for production and the prices obtained for production of oil depend on a number of factors beyond the Company's control, the effects of which cannot be predicted accurately. Such factors include the extent of domestic production and imports of oil; the competitive position of oil as a source of energy as compared to gas, coal, nuclear energy, hydroelectric power, and other energy forms; the refining capacity of prospective purchasers; transportation costs; the availability and capacity of pipelines and other means of transportation; and the effect of federal and state regulation on production, transportation, and sale of oil.

Government Regulation

     The exploration for and production of oil in the United States are subject to extensive regulation by both federal and state authorities. The following discussion concerning regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations, and governmental orders to which operations of the Company may be subject.

     Environmental Regulations

     Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, which affect the Company's operations and costs. It is probable that state and federal environmental laws and regulations will become more stringent in the future. Proposed legislation to reauthorize the Federal Resource Conservation and Recovery Act would have reclassified a significantly greater portion of oil and gas production waste as "hazardous waste." If this proposed legislation had been enacted, the stricter disposal requirements for hazardous wastes would have had a significant impact on the operating costs of the Company and the oil and gas industry in general, resulting in a significant number of wells becoming uneconomic. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed so the Company is unable to predict the ultimate cost of compliance.

     In connection with the acquisition of the Eagle Springs property, the Company performed limited environmental inquiries and agreed to undertake certain work to remediate a contaminated drilling pit at a former water injection well site. That work was completed in coordination with federal and state supervising agencies in early 1994 at a cost of $110,604. As a negotiated term of the acquisition of the Eagle Springs lease, the Company agreed to indemnify the secured creditor from which the Company acquired a portion of its property interests against claims for environmental liability. The Company does not believe that it has any material continuing financial obligation respecting remediation of environmental matters involving the Eagle Springs property. However, there can be no assurance that new remediation issues will not arise in the future.


     State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds, and reports concerning operations. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, and the plugging and abandoning of wells. Nevada also has statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil properties and establishment of maximum rates of production from oil wells.

     Federal Leases

     The Company conducts significant portions of its activities under federal oil and gas leases. These operations must be conducted in accordance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government.

Title to Properties

     Substantially all of the Company's working interests are held pursuant to leases from third parties. The Company performs only a minimal title investigation before acquiring undeveloped properties, and a title opinion is typically obtained only prior to the commencement of drilling operations. The Company has obtained other documentary confirmation of title on its principal producing properties and believes that it has satisfactory title to such properties. The Company's properties are subject to customary royalty interests, liens for current taxes, and other common burdens which the Company believes do not materially interfere with the use of such properties and whose economic effect has been appropriately reflected in the Company's acquisition costs of such properties.

Operational Hazards and Insurance

     The Company's operations are subject to the usual hazards incident to the drilling for and the production of oil, such as blowouts, cratering, explosions, uncontrollable flows of oil or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.

     The Company maintains insurance of various types to cover its operations. The Company has general liability insurance of $1 million per occurrence, with a $2 million aggregate limitation, including coverage for certain oil industry activities. Management believes that the Company's current insurance coverage is adequate; however, the Company's insurance does not cover every potential risk associated with the drilling and production of oil. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse effect on the Company. Moreover, no assurance can be given that adequate insurance will be available at reasonable rates or that the Company or the operators of wells in which the Company owns an interest will elect to maintain certain types or amounts of insurance.


Employees


     The Company has 14 employees, including five executive officers (all of whom are also directors), four technical employees in addition to the executive officers, two field operations employees, and three administrative employees. (See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.")

                              ITEM 2.  PROPERTIES
     The Company's principal oil and gas properties are located in Nevada.

     In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

     Proved Reserves

     The following table sets forth the Company's estimate of oil reserves, net to the Company's interest, of oil and gas properties as of December 31, 1994, giving effect to Plains' election on January 25, 1995, to continue to participate in the Eagle Springs Field and to receive a 40% working interest in the field effective August 1, 1994, calculated in accordance with the rules and regulations of the Securities and Exchange Commission. (See "ITEM 1. BUSINESS.")

                                                      Estimated
                               Estimated             Future Net
  Reserve Category             Oil (bbls)             Revenues
                                                     Discounted
                                                     at 10% (1)

Proved Developed
Producing
  Eagle Springs                965,000            $3,448,000
  North Willow Creek            20,000               $54,000

Proved Undeveloped
  Eagle Springs                863,000            $1,609,000


        Total Proved         1,848,000            $5,111,000

--------


====
(1)Neither prices nor costs have been escalated. (See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.") The discounted figures have been reduced by the Company's share of estimated development costs in the amount of $2,352,000.

     Wells and Acreage

     Shown below is a tabulation of the productive wells owned by the Company in Nevada as of December 31, 1994, which gives effect to the completion of the third Eagle Springs well drilled with Plains and its 40% working interest in that field.

  Productive Oil
      Wells*

 Gross      Net

   18        12
  *       Includes one well in the Tomera Ranch field without material reserves.

     Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Nevada as of January 25, 1995, which gives effect to the completion of the third Eagle Springs well drilled with Plains and its 40% working interest in that field.

Developed Acreage      Undeveloped
                         Acreage

 Gross      Net      Gross      Net

 4,120     2,728    215,053   153,012

     The Company's leases in Eagle Springs (3,040 gross and 1,648 net acres), Tomera Ranch (680 gross and 680 net acres), and North Willow Creek (400 gross and 400 net acres) are held by production. The Company's undeveloped leases have various primary terms ranging from one to ten years. Management believes that the expiration of any individual or group of related undeveloped leasehold interests would not have a material adverse effect on the Company. Annual rentals on all undeveloped leases aggregate approximately $160,000. In addition to the above acreage, the Company has certain marketing and exploration rights to approximately 434,000 gross acres of P&P mineral interest in northern Nevada until December 1995.

     Drilling Activities

     Set forth below is a tabulation of wells completed in the period indicated in which the Company has participated and the results thereof for each of the periods indicated.



                                            Year Ended December 31,

                                    1992             1993            1994

                                Gross    Net    Gross    Net    Gross     Net

Exploratory:
 Dry................              1       1       6      3.5      3      1.05
 Oil................              1       1      --      --       --      --
 Gas................             --      --      --      --       --      --

     Totals.........              2       2       6      3.5      3      1.05

Development:
 Dry................             --      --      --      --       --      --
 Oil................             --      --       1       1       3       1.8
 Gas................             --      --      --      --       --      --

     Totals.........             --      --       1       1       3       1.8

     Production and Sale of Oil

     The following table summarizes certain information relating to the Company's net oil produced and sold from the Company's Nevada properties, after royalties, during the periods indicated.
                                              Year Ended December 31,


                                          1992(1)     1993(1)     1994(2)

Average net daily production of oil             13          16         121
(Bbls)

Average sales price of oil ($ per           $11.82      $11.45      $10.80
Bbl)(3)

Average production cost ($ per Bbl)(3)     $  5.56     $  7.95      $ 8.09

(1)Represents production from the Company's North Willow Creek and Tomera Ranch properties only.
(2)Represents production from North Willow Creek, Tomera Ranch and Eagle
   Springs.
(3)Includes lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, and similar items), and production taxes. The amount excludes costs related to completion of remediation of a contaminated drilling pit at a former water injection drillsite..

     Production from Eagle Springs started in January 1994, and currently accounts for about 90% of the Company's oil production. This consists of oil produced and sold net to the Company's interest from the nine wells the Company acquired, reworked, and returned to production commencing in early January 1994 plus the three new wells subsequently drilled and placed into production, net of production royalties. However, certain of the wells have been shut-in from time to time, sometimes for several months. Other wells have been shut-in for shorter periods during particular months because of mechanical problems. Three wells, which are not currently producing, need certain remedial work, the cost of which is estimated at $100,000. The Company intends to undertake such work when its schedule permits, when appropriate rig and equipment are available in the area, and when funds are available.

     The oil from the Eagle Springs and Pine Valley, Nevada, wells is sold to Crysen Refining, Inc., Salt Lake City, Utah, an unrelated purchaser, under agreements continuing through August 1996, and from month-to-month thereafter, unless terminated by either party, at a price equal to Amoco Oil Company's Wyoming per barrel sour crude oil posted price, adjusted for gravity and oil quality, less transportation of $3.05 or $2.90 per barrel, depending on the producing field, but in no case less than $9.50 per barrel after deduction of all charges. For example, during the month of January 1995, the Company received a net price of $11.54 per barrel, after deducting transportation charges. The sale of oil is subject to price adjustments, production curtailments, and similar provisions common in oil purchase contracts.

     Production costs relating to Nevada production for 1992 and 1993 include costs associated with various production testing measures on the Tomera Ranch and North Willow Creek wells and fixed costs allocable to a limited number of wells. The substantial increase in average daily production in 1994 is attributable to returning the Eagle Springs wells to production during that period. Production costs in 1994 were inordinately high per barrel of oil being produced due to start up costs associated with the revamped production facility and repairs to equipment that had been shut down without maintenance for over a year. In early 1994, the Company incurred additional costs of operating in winter due to energy costs for heating the oil and operating the wells using propane as its main fuel to generate power for the pumping units. Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. In addition, the Company has been changing to more cost effective energy sources for continuing production in a further effort to control costs. This consists principally of a large capacity boiler fueled by natural gas from the wells, which requires no propane fuel and, because its large capacity heats the oil to higher temperatures, reduces costs for well treatment chemicals and increases production efficiencies. Because of the foregoing, the Company expects that production costs per barrel will continue to decrease as production increases sufficiently to obtain economics of scale and dilute the impact of high fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and the impact of the other factors discussed above.

    The Company has only minor gas production which is used in operations to reduce energy costs.

     Texas Interests

     The Company's wholly owned subsidiary, Krutex Energy Corporation ("Krutex"), previously held an interest in approximately 125 producing shallow oil and gas wells in the West Salt Flat Field encompassing approximately 495 gross acres in Caldwell County, Texas. Pursuant to an April 1993 agreement with an unrelated third party operator (the "Operator"), the Operator received all revenues from production from the properties and bore all operating expenses through November 1, 1994. Prior to that date, the Operator had the right to earn 75% of Krutex's interest in the properties upon completing specified reworking of 16 wells located in the field. If the Operator timely completed the well reworking or established continuous production at a rate of at least 300 barrels per day by November 1, 1994, the Operator had the right to purchase Krutex's remaining interest at a price equivalent to Krutex's share of the proved developed oil and gas reserves estimated to be recoverable in 10 years, multiplied by 10 % of the price for west Texas crude oil for November 1994. On signing the agreement, the Operator agreed to pay Krutex $150,000 in monthly installments of $5,555. In October 1994, Krutex entered into a new agreement with the Operator under which it agreed to a cash payment of $50,000 to Krutex in lieu of the well reworking obligation referred to above to earn 75% of Krutex's working interest in the field. In addition, the Operator waived a payment of $12,500 by Krutex respecting the previous acquisition of certain third-party interests affecting the leases, and the Company waived the last two payments on the $150,000 note. Pursuant to the agreement, the Operator purchased Krutex's remaining 25% working interest for $25,000 in January 1995, so Krutex no longer has any interest in such Texas properties. The foregoing Texas properties are not included in the Company's principal oil and gas properties described in the tables above.

Offices

     The Company's principal executive offices located at 12596 West Bayaud, Suite 300, Lakewood, Colorado 80228-2019, are rented from an unrelated party under a lease expiring September 1, 1998, and requiring monthly payments of $3,553 plus certain common area charges. The Company also maintains a field operations office at 2561 South 560 West, Suite 200, Woods Cross, Utah 84087.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION
Overview

     Since its organization in June 1985, the Company has been engaged principally in oil exploration in the Great Basin of Nevada, leading to the selection of drilling targets and the drilling of initial test wells on several prospects. Until 1994, the Company had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties, including properties held in Texas, from which the Company received no material operating income after April 1993. In 1993 and 1994, the Company acquired and has since returned to production nine wells and drilled a new water injection well in the Eagle Springs Field, supplementing the Company's other limited production from its Tomera Ranch and North Willow Creek oil discoveries. In August 1994, the Company entered into an agreement with Plains to fund further activities in the Eagle Springs Field and, pursuant to such agreement, has drilled and placed into production three new wells, with plans to continue additional drilling in this field to place into production undeveloped reserves and to drill in additional locations to test horizons that are productive in existing wells.

     To date, the Company has funded its exploration program principally from the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.

Plan of Operation

     Eagle Springs Drilling

     The Company's strategy in acquiring the Eagle Springs property was to increase revenue by returning existing wells to production and to identify additional drilling locations to evaluate the horizons that are productive in existing wells. Management believes that drilling in the Eagle Springs Field involves substantially lower risk as compared to the Company's exploration drilling in prospect areas with less drilling history and less available exploration data. Management anticipates that if the planned Eagle Springs drilling program is successful in additional wells, the increased revenue will be sufficient to meet ongoing cash requirements for general, administrative, and property maintenance costs and, in the long term, may contribute funds to exploration.

     The Company completed substantial work at Eagle Springs since its acquisition in July 1993, reworking nine wells to return them to production, subject to production interruptions from time to time until further well treatment can be completed, and drilling a water injection well. Such work included substantially renovating and upgrading surface facilities such as tank batteries, piping, separators, and other equipment so that field production facilities currently have substantial excess capacity available to service new wells. Under the agreement with Plains, the Company has subsequently drilled
and placed into production three additional wells.   Production from the Eagle
Springs Field is sold under the Company's existing sales agreement and trucking arrangement to a refinery in Salt Lake City, Utah. (See "ITEM 2. PROPERTIES:
Production and Sale of Oil.")

     The Company estimates that there are about 27 additional possible drilling locations within the estimated perimeter of the field under 10 acre well spacing. The Company plans up to 11 additional wells during 1995 and 1996 to place undeveloped reserves into production and to evaluate horizons productive in existing wells in the Eagle Springs Field. Data from a 3-D seismic survey of the field has been used in selecting the locations for drilling the first three wells, which began in the third quarter of 1994, and will be integrated with additional available drilling results and further evaluated as an ongoing guide to drilling. The Company estimates that the Eagle Springs drilling will cost approximately $325,000 gross per well for a dry hole or $560,000 for a completed gross well, including related geophysical and geological evaluation, for a total of up to $6,160,000 for the 11 wells planned for 1995 and 1996. The Company will schedule the remainder of the 11 wells to be drilled as funds are available.

     Under the Company's agreement with Plains, it provided approximately $1,497,000 for drilling the three new wells in the Eagle Springs Field and is required to provide 80% of the next $528,750 required for additional wells. Therefore, the Company estimates that it will require approximately $130,000 in additional funds for the planned fourth Eagle Springs well. The remaining 10 wells are planned for 1995 and 1996 at an estimated additional cost of approximately $3,250,000 to $5,600,000, to be shared 60% ($1,950,000 to
$3,360,000) by the Company and 40% ($1,300,000 to $2,240,000) by Plains.
Proceeds from the sale of securities in early 1995 have been allocated to
initiate this 1995 drilling phase.   Under the Plains Agreement, if either party
proposes a well and the other party non-consents, the proposing party may provide all funding to complete the well and, if production results, the non-consenting party will relinquish its working interest in the 10-acre drillsite spacing unit. If Plains elects to proceed with a specific drilling at a location on which the Company does not desire to drill or at a time when the Company is unable to provide its share of related costs, the Company's share of resulting production revenue, if any, from such well would be eliminated. (See "ITEM 1. BUSINESS: Plains Agreement.")

     The Company is also investigating a possible loan, secured by a lien on the Company's interest in the Eagle Springs Field, to fund the initial requirements of the Company's share of development drilling on the Eagle Springs Field. Such loan, if completed, would enable the Company to reallocate funds now intended for Eagle Springs drilling to other exploration. (See below.)

     The initial 14 well phase of the drilling program is being undertaken on 20 acre spacing. The Company intends to evaluate engineering data from existing wells and any additional wells that may be productive to determine whether a reduced well spacing from 20 to 10 acres, as previously approved by Nevada regulatory authorities, may be warranted. If the Company concludes that reduced well spacing would increase the financial return from the field, the total number of available well locations would increase to approximately 30, which would extend the period during which the Eagle Springs Field could be developed beyond 1996.

     General, Administrative, and Property Maintenance

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Under current production rates and operating conditions, management estimates that quarterly the Company requires cash from external sources of approximately $80,000 to $100,000 for ongoing general and administrative expenses and approximately $40,000 to meet annual lease rental and other costs on its properties, which exceed the Company's current net revenue from oil production. Based on current production, after giving effect to the third new Eagle Springs well placed into production in January 1995, the Company estimates its current quarterly oil revenue to be approximately $300,000, with average daily production net to the Company's interest of approximately 275 barrels of oil, giving effect to the fact that at any time some wells may not be in production. Related production costs are estimated at approximately $75,000, yielding net production revenue of approximately $225,000 per quarter. (See "ITEM 2. PROPERTIES: Production and Sale of Oil.") Therefore, the Company estimates that it will need to increase average daily production to approximately 400 net barrels of oil in order to be able to meet ongoing general and administrative expenses and property maintenance costs, based on current production rates and operating conditions. The Company is dependent on the sale of substantially all of the $1,500,000 in equity securities offered commencing in March 1995 to meet anticipated general and administrative and property maintenance costs and to provide limited funds for exploration and development through approximately the third quarter of 1995 without any increase in net production revenues. To the extent that less than all offered securities are sold, the Company will need to obtain alternative funding immediately. Management estimates that if initial development drilling in the Eagle Springs Field is successful, the Company will have sufficient increased revenue from Eagle Springs development drilling for general and administrative expenses and property maintenance costs thereafter. Any improved operating margins resulting from increased production and reduced operating expenses as weather improves or price increases would benefit the Company.
There can be no assurance that Eagle Springs development will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.

     Exploration Program

     The Company requires substantial amounts of capital to advance its oil exploration program, relying on funding provided through joint exploration arrangements with other firms and utilizing its own capital provided principally through the sale of securities and existing and anticipated revenues from the development of Eagle Springs. The Company anticipates that it will continue its exploration program with six exploration tests in 1995, depending on the availability of required funds. The Company plans three additional tests under the Enserch/Berry Agreement, one each in Little Smoky Valley, Antelope Valley, and Pine Valley. The Company's working interest share of dry hole costs for this drilling program is estimated at $600,000. In addition, in conjunction with Plains, the Company will undertake an evaluation of scientific data and possible additional data gathering over the North Humboldt prospect in Huntington Valley, which would require Company expenditures of from $10,000 to $40,000 by December 1995. The Company and Plains may also drill one exploration test at North Humboldt at an estimated dry hole cost of approximately $400,000 for a net cost to the Company of $133,000 under their joint exploration agreement. If joint exploration arrangements can be reached with other industry participants and the Company's share of required funds are available, during 1995 it will also attempt to drill a Dixie Flats test in Huntington Valley at an estimated cost of $400,000 and an additional test in Newark Valley on Mobil acreage at an estimated dry hole cost of $350,000. (See "ITEM 1. BUSINESS.")

     The Company also plans to continue its geophysical and geological data gathering and evaluation, property acquisition, and prospect evaluation, depending on the availability of funds. This includes continuing to reprocess seismic data available to the Company, completing 3-D seismic studies of specific drilling prospects, and integrating of seismic, gravity, and drilling data. In addition, the Company may undertake joint geophysical data acquisition with others in which each participant bears a share of the costs for specific surveys. The Company will continue its lease acquisition efforts in specific prospect areas and, as it generates drilling proposals, seek funding for drilling. Typically, new prospects that are generated are not drilled for several months or until the next drilling season or later. (See "ITEM 1. BUSINESS.")

     The Company is initiating the foregoing 1995 exploration program with the initial net proceeds received from the $1,500,000 securities offering undertaken in early 1995. If the Company is successful in borrowing funds for a portion of its 1995 Eagle Springs development drilling program, a limited amount of funds now intended for Eagle Springs drilling would be allocated toward exploration.

     In seeking financing for proposed data gathering, land acquisition, or drilling or other exploration of specific prospect areas, the Company typically investigates both oil industry funding sources and the availability of capital through the sale of securities. In considering participation from industry sources, the Company assesses whether the potential industry participant can provide scientific data and lease or other exploration rights in the prospect area as well as required funding as compared to the dilution that may result to the Company by sharing in any reserves that may be discovered. In analyzing the availability of capital from the sale of securities, the Company considers conditions in the capital markets generally, the anticipated marketability of Company securities, and the dilution that may result to existing shareholders. In selecting between available financing alternatives, management seeks the source that management believes will result in lesser dilution in economic return to its current shareholders.

Liquidity and Capital Resources

     Previous Periods


     Historically the Company has obtained cash required for its other requirements from the sale of its equity securities. The Company's operations used cash of $2,501,600 in 1994 when the Company reported a net loss of $4,453,700, which included $1,847,200 in expenses due to abandonments and impairments, $434,500 for the loss on the sale of its Texas oil and gas properties, and $329,500 for depreciation, depletion, and amortization. As of December 31, 1994, the Company's accumulated deficit was $16,936,777.
Operations used a similar amount of cash in 1993, although the net loss was $875,500 less in 1993 when the Company did not incur large expenses related to abandonments and impairments and loss on the sale of properties, although it did have a non-cash expense of $320,000 related to the issuance of below market options.


     During 1994 investing activities used net cash of $1,182,500, principally due to additions to oil and gas properties resulting from the acquisition of additional lease rights from Kanowa in the Eagle Springs Field and additional Eagle Springs drilling, including the completion of a water injection well. The substantially larger, $3,019,700 requirement for cash for investing activities in 1993 was attributable to the acquisition of the Eagle Springs Field, two water disposal wells, the North Willow Creek no. 6-27 well, and lease acquisition costs.

     As noted above, cash required for both operating and investing activities was provided from financing activities during each of the past two fiscal years. In 1994, financing activities provided $2,819,400, consisting primarily of a net of $2,537,600 from the issuance of equity securities and $400,000 in proceeds from new borrowing. The $6,285,900 received from financing activities in 1993 resulted almost entirely from the issuance of equity securities.

     In addition to the above, the Company's oil and gas exploration activities were also advanced by approximately $1,000,000 and $2,233,000 provided during 1993 and 1994, respectively, by others under industry sharing arrangements related to specific drilling or other exploration.

     1995 Requirements

     Management believes that it has sufficient working capital to meet current general and administrative expenses and property maintenance costs and to initiate 1995 planned Eagle Springs development drilling and exploration in other areas in Nevada. However, the Company is dependent on the sale of the balance of its current $1,500,000 equity securities offering its meet is requirements for such items through approximately the third quarter of 1995. To the extent that less than all offered equity securities are sold, the Company would be required to seek additional funding from alternative sources.

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party, secured by the Company's personal property, equipment, and production, to provide interim financing to advance the Company's Eagle Springs drilling program and to pay ongoing general and administrative expenses. The loan bears interest at 8.4% per annum, payable quarterly, and is due on April 30, 1995, unless extended for up to one year at the election of the Company. In connection with the loan, the Company granted the lender options to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996, or 60 days subsequent to the repayment of the loan. The Company intends to extend this note for payment in 1996, unless earlier canceled in consideration of the exercise of the related options. The completion of a secured loan to fund a portion of the Company's 1995 planned drilling in Eagle Springs would likely require the waiver or modification of certain provisions of the $400,000 loan or, in the absence of such waiver or consent, repayment of all or a portion of the loan.

     During the third quarter of 1994, the Company received net proceeds of approximately $2,537,600 from the sale of 1,316,210 shares of Preferred Stock and 658,105 C Warrants to purchase one share of Common Stock at $3.00 per share between October 1, 1994, and July 1, 1995.

     The Company will continue to seek cash proceeds from the exercise of outstanding Options and Warrants and from the sale of additional Common Stock, Preferred Stock, Warrants, or other securities.

     The auditor's report on the financial statements of the Company as of December 31, 1994, contains an explanatory paragraph about the ability of the Company to continue as a going concern because of its limited working capital and revenue and continuing losses from operations. As of December 31, 1994, the Company had working capital of approximately $47,600 and had ongoing cash requirements for general, administrative, and property maintenance expenditures of from approximately $120,000 to $140,000 per quarter. The Company initiated a $1,500,000 equity securities offering in March 1995 that to date has provided funds to initiate the fourth Eagle Springs well with Plains, to apply toward general and administrative expenses and property maintenance costs, and to begin other exploration. In addition, the Company is exploring other sources of financing for ongoing costs as well as expanded activities and the possible purchase of additional production to increase the Company's financial security and stability as it continues its exploration. The purchase of producing properties would require substantial amounts of additional debt and equity financing. There can be no assurance that the Company can negotiate the acquisition of any properties or obtain any financing that may be required for such purchase. As in the past, the Company will rely largely on the sale of additional securities to meet its capital requirements.

Results of Operations

     1993 and 1994

     For the year ended December 31, 1994, oil sales increased $401,200 to $477,000 as compared to 1993, with the Eagle Springs Field contributing approximately $418,200 of 1994 revenues as production from the Company's other fields declined. Well service revenue decreased $4,000 due primarily to reduced water disposal fees. Other income was approximately $35,600 higher in 1994 as compared to 1993 as a result of increased drilling and lease overhead fees charged to participants in Company drilling programs and lease operations.

     The Company's oil and gas production expenses for 1994 increased $387,800 to $457,800 when compared to 1993, attributable principally to $346,500 in operating costs at Eagle Springs, which was placed into production in early 1994 and included one-time repair, maintenance and clean-up costs of $110,600.
During 1994, oil and gas exploration costs increased $46,200, reflecting the Company's continuing active exploration program. Major components of 1994 exploration costs were an Eagle Spring 3-D seismic program expense of $207,500 and gravity and other seismic surveys of $16,000 for Dixie Flats, $16,300 for North Humboldt, and $57,600 for Toano Draw areas in Nevada contributed to the increase in exploration costs for 1994. Dry hole and abandonment cost increased by $468,200 due to the Company's exploration activities as well as specific abandonment expenses relating to wells initially drilled in previous years. Dry hole, abandonment, and impairment costs included charges to expense of $75,600 for the Indian Springs no, 22-A test that was plugged and abandoned, $31,800 for the Cedar Creek no. 2-1 dry hole, $87,900 for the Willow Springs no. 34-31 dry hole, and $268,800 for the Trout Creek no. 26-1 dry hole. Impairment expense increased due to the charge to expense of $703,900 for the North Willow Creek no. 1-27 test drilled in August 1993 that management concluded could not be placed into production. Additionally, during the fourth quarter of 1994 when it was determined that no reserves could be attributed to the North Willow Creek no. 1-27 or the Tomera Ranch wells, their undepleted capitalized costs of $564,400 and $103,900, respectively, were charged to impairment expense. General and administrative expenses for 1994 increased approximately $337,900 as compared to 1993. The major contributors to this increase were $222,600 associated with expenses written off for a canceled securities offering and the $84,200 cost on the guarantee of the selling price of N. Thomas Steele's residence. The Company recognized a $434,500 loss during 1994 related to the disposal of its remaining interest in certain Texas producing properties. In 1993, the Company reported a noncash compensation expense of $320,000 related to the grant of below market options. The Eagle Springs Field added approximately $154,000 of depletion expense in 1994, while depletion attributable to the North Willow Creek and the Tomera Ranch wells decreased $41,500 and $188,600, respectively, as compared to 1993. Interest expense declined $27,900, primarily due to the conversion of promissory notes to stock in September 1993 as compared to interest expense on the long term debt incurred in 1994.

     1992 and 1993

     For the year ended December 31, 1993, total revenues increased $13,200 to $187,900. The increase was due to increased oil sales resulting from the North Willow Creek no. 6-27 well being placed into production during the last quarter of 1993. Also contributing to increased oil revenue were sales during the fourth quarter of 1993 from wells returned to production in Eagle Springs.

     The Company's operating expenses increased $1,915,400, or 103%, for the year ended December 31, 1993, when compared to the year ended December 31, 1992, due to increases in drilling activities that resulted in dry hole and abandonment costs of $1,389,700. As a result of significant increases in seismic activity and prospect development costs in 1993, oil and gas exploration expenses increased from $416,300 to $860,200. A reduction in the estimated recoverable quantities of oil from the Company's producing fields increased depreciation and depletion costs from $60,200 to $356,700. During 1993 the Company reported a non-cash compensation expense of $320,000 related to the grant of below market options.

     The Company's interest expense for the year ended December 31, 1993, was $113,600 compared to $54,800 for the year ended December 31, 1992. This $58,800 increase resulted primarily from interest accruing on the convertible promissory notes, the maturity date of which was extended to September 30,1993.

     Accounting Treatment of Certain Capitalized Costs

     Included in oil and gas properties on the Company's balance sheets are costs of wells in progress. Such costs are capitalized until a decision is made to plug and abandon or, if the well is still being evaluated, until one year after reaching total depth, at which time such costs are charged to expense, even though the well may subsequently be placed into production. The Company also charges to expense the amount by which the total capitalized cost of proved oil and gas properties exceeds the total undiscounted net present value of related reserves. As a result of the foregoing policies, the Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests for consideration in amounts that have the effect of reducing the Company's total undiscounted net present value of oil and gas reserves below the total capitalized cost of proved oil and gas properties. As part of the Company's evaluation of its oil and gas reserves in connection with the preparation of the Company's annual financial statements, the Company completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of the Company's oil and gas reserves. The Company would be required to charge to expense the amount by which the total capitalized cost of proved oil and gas properties exceeds the amount of such undiscounted net present value of the Company's oil and gas reserves. (See "ITEM 1. BUSINESS: Oil Properties.")

Inflation

     The Company's activities have not been, and in the near-term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing sales prices for oil, however, and material price declines may make wells with low rates of production uneconomical to operate. Because of the size of potential discoveries in Nevada, the Company does not expect that short term declines in oil prices would materially affect its exploration activities.

Accounting Policy Changes

     The Company's accounting policy is to compute depreciation and depletion expense for its proved oil and gas properties on a well-by-well basis, and to assess impairment on a Company-wide basis by comparing aggregate net capitalized costs related to proved properties to the aggregate undiscounted future cash flows related to such properties. At December 31, 1994, no impairment was recorded since the aggregate net capitalized costs of proved properties amounted to $2,900,000 and the related undiscounted future cash flows amounted to approximately $11,400,000.

     In March 1995, the Financial Accounting Standards Board issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995, and would change the Company's method of determining impairment of proved oil and gas properties by requiring that the impairment evaluation be made on an individual well basis as opposed to on a Company-wide basis. Although the Company has not performed a detailed analysis of the impact of the new standard on the Company's financial statements, management estimates the application of the new standard would have increased the provision for impairment of oil and gas properties by approximately $700,000, as of December 31, 1994. The Company has not yet determined when it will adopt the new standard.

     The Company does not anticipate that any other currently adopted changes in accounting policies will have a material positive or negative effect on the Company.



                                    PART III

                        ITEM 11.  EXECUTIVE COMPENSATION
     Summary Compensation

     The following table sets forth the annual and long term compensation earned by, awarded to, or paid to the chief executive officer of the Company during the last fiscal year. None of the Company's other executive officers as of the end of the last fiscal year received total annual salary and bonuses in excess of $100,000 for all services rendered in all capacities to the Company and its subsidiaries. The Company provides to all of its full time employees, including executive officers and directors, health insurance and miscellaneous other benefits.

                                                                    Long Term Compensation

                                   Annual Compensation                 Awards            Payouts

       (a)           (b)          (c)        (d)      (e)       (f)          (g)           (h)          (i)
                                                     Other
                                                     Annual   Restrict    Securities                 All Other
                     Year                           Compen-   ed Stock    Underlying      LTIP        Compen-
Name and            Ended       Salary      Bonus    sation   Award(s)  Options/ SARs    Payouts      sation
Principal          Dec. 31        ($)        ($)      ($)       ($)          (#)           ($)          ($)
Position

N. Thomas Steele     1994    $99,046            --        --        --    200,000/--           --    $84,200 (1)
President (CEO)
                     1993    $74,700            --        --        --    72,000/              --    $27,313 (2)
                                                                          45,000(2)
                     1992    $69,000            --        --        --          --             --    $7,847  (3)

(1) During 1994, the Company incurred a loss of $84,200 on its guarantee of a minimum sales price of $375,000 on Mr. Steele's former residence in connection with his move to Denver, Colorado, to become president and chief executive officer of the Company. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Relocation Agreement.")
(2) Consists of options to purchase 72,000 shares at $1.50 through May
    1998 and stock appreciation rights with respect to appreciation on 45,000 shares of the Company's Common Stock above $4.56, the trading price of the Company's Common Stock on the date of grant on May 19, 1993. Such stock appreciation rights vest as to 15,000 shares on May 19, 1993, as to an additional 15,000 shares on May 19, 1994, and as to the remaining 15,000 shares on May 19, 1995. The terms of these stock appreciation rights were not determined in arm's length negotiations.

(3) Represents the amounts paid by the Company for medical insurance for
    N. Thomas Steele and his family

     Option/SAR Grants in Last Fiscal Year`

     The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 1994, to the named executive officers of the Company.

        (a)              (b)               (c)           (d)          (e)
                      Number of        % of Total
                     Securities       Options/SARs
                     Underlying        Granted to      Exercise
                     Options/SA         Employees      or Base     Expiration
       Name          Rs Granted       During Fiscal     Price         Date
                         (#)              Year        ($/share)

N. Thomas Steele     200,000(1)           30.8%         $2.125    Sept. 16, 1999

(1) Options to purchase 200,000 shares of Common Stock at any time through September 16, 1999, at an exercise price of $2.125 per share, payable in cash, pursuant to a promissory note, by delivery of shares of the Company stock, or by the cancellation of options. These options were granted pursuant to reload provisions of options exercised, as discussed below. The terms of these options were not determined in arm's length negotiations.

     Aggregate Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during the fiscal year ended December 31, 1994, by the named executive officer of the Company and the fiscal year end values of unexercised options and SARs.
      (a)             (b)           (c)            (d)              (e)
                                                Number of        Value of
                                                Securities      Unexercise
                                                Underlying           d
                                               Unexercised        In-the-
                                               Options/SARs        Money
                                                  at FY         Options/SA
                                                 End (#)           Rs at
                    Shares                                      FY End ($)
                   Acquired        Value       Exercisable/     Exercisable/
                  on Exercise    Realized     Unexercisable     Unexercisable


N. Thomas Steele    200,000      $125,000    452,000/15,000      $117,333
Steele                                             (1)            (2)/--
(1) Includes stock appreciation rights with respect to appreciation on 45,000 shares (30,000 exercisable/15,000 unexercisable) of the Company's Common Stock above $4.56, the trading price of the Company's Common Stock on the date of grant on May 19, 1993. Such stock appreciation rights vest as to 15,000 shares on May 19, 1993, as to an additional 15,000 shares on May 19,1994, and as to the remaining 15,000 shares on May 19, 1995. The foregoing table gives effect to SARs on 30,000 shares vesting in May 1993 and 1994 for the named executive. The terms of these stock appreciation rights were not determined in arm's length negotiations.
(2) Based on the closing bid price for the Company's common stock of $2.00 on December 31, 1994.

     Director Compensation

     As all of the Company's directors are also employees, the Company has not compensated and does not intend to compensate such individuals for their service as directors of the Company.

     Employment Agreements

     The Company entered into employment agreements dated May 19, 1993, with N. Thomas Steele, Kenneth L. Ransom, Bruce C. Decker, and Dennis J. Gustafson at annual salaries of $125,000, $119,000, $119,000, and $72,000 respectively, subject to reduction to $85,000, $77,760, $75,600, and $60,000 respectively, until the Company obtains net oil production levels of 500 barrels per day. Each such employment agreement is for a three-year term and is automatically extended on each anniversary date of the agreement for an additional three-year term. The employment agreements contain covenants not to compete for two years after termination of employment, restrictions on the disclosure of confidential information, provisions for reimbursement of expenses and payment of major medical insurance coverage, and an agreement of the Company to register securities of the Company held by such persons at the request of the employees. In addition, under the employment agreements, the Company agreed to award to each such officer stock appreciation rights to 45,000 shares of Common Stock, vesting 15,000 shares at the date of grant and 15,000 on each of the next two succeeding anniversary dates.

     1994 Officer, Director, and Employee Options

     On September 16, 1994, outstanding options were exercised to purchase an aggregate of 650,000 shares of Common Stock as follows: Grant Steele, 200,000 shares at $1.50; N. Thomas Steele, 200,000 shares at $1.50; Kenneth L. Ransom, 200,000 shares at $1.50; Bruce C. Decker, 25,000 shares at $2.25; and Dennis J. Gustafson, 25,000 shares at $2.25. Pursuant to the terms of the options exercised, each optionee paid the purchase price of the options by the delivery of a promissory note payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise. The note installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment. In connection with the issuance of shares on the exercise of such options, Grant Steele, N. Thomas Steele, and Kenneth L. Ransom each returned 24,118 shares, for an aggregate of 72,354 shares, of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. Also pursuant to the terms of the options exercised, the Company automatically granted new five year options to purchase an aggregate of 650,000 shares of Common Stock at $2.125, the market price for the Common Stock at the time of exercise, as follows: Grant Steele, 200,000 shares; N. Thomas Steele, 200,000 shares; Kenneth L. Ransom, 200,000 shares; Bruce C Decker, 25,000 shares; and Dennis J. Gustafson 25,000 shares. These transactions were not the result of arm's length negotiations.

     On October 6, 1994, the Company granted to certain employees five year options to purchase an aggregate of 105,000 shares at $3.00 per share, of which 10,000 options are currently exercisable, 31,000 vest and become exercisable on October 6, 1995, 32,000 vest and become exercisable after two years, and 32,000 vest and become exercisable on October 6, 1996, provided that the employee in each case is, or has been within the preceding 30 days, an employee of the Company.

Limitation of Liability and Indemnification

     The articles of incorporation of the Company limit or eliminate the personal liability of directors for damages for breaches of their fiduciary duty, unless the director has engaged in intentional misconduct, fraud, or a knowing violation of law, or paid a dividend in violation of the Nevada Revised Statutes.

     The Company's articles of incorporation and bylaws further provide for the indemnification of officers and directors for certain civil liabilities, including liabilities arising under the Securities Act. In the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.



                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORELAND CORPORATION


Dated:  January 23, 1996           By  /s/ N. Thomas Steele
                                     ----------------------------

                                        N. Thomas Steele, President