Form 10-K
period 1995-12-31
FORELAND CORP
filed 1996-04-15
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1995

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


                      Foreland Corporation
- -----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Nevada                                 87-0422812
- ---------------------------------            --------------------

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)

  12596 West Bayaud, Suite 300
       Lakewood, Colorado                         80228-2019
- ---------------------------------            --------------------

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

                         Common Stock, Par Value $0.001
             Class L Common Stock Purchase Warrants
- -----------------------------------------------------------------

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

     The aggregate market value of the registrant's voting stock held by nonaffiliates computed at the average closing bid and asked prices in the over-the-counter market as quoted on the National Association of Securities Dealers National Quotation system ("NASDAQ") on April 15, 1996, was approximately $20,768,876.

     As of April 15, 1996, the Company had outstanding 14,489,401 shares of its common stock, par value $0.001.

     Documents Incorporated by Reference. List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement;
and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

                               TABLE OF CONTENTS
Item Number and Caption                                      Page
- -----------------------


PART I..........................................................6
 ITEM 1.  BUSINESS .............................................6
 ITEM 2.  PROPERTIES ..........................................36
 ITEM 3.  LEGAL PROCEEDINGS ...................................57
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .57

PART II........................................................58
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
 AND RELATED STOCKHOLDER MATTERS ..............................58
 ITEM 6.  SELECTED FINANCIAL DATA .............................61
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATION ...........................68
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........88
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE ..........................88

PART III.......................................................89
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT .....90
 ITEM 11.  EXECUTIVE COMPENSATION .............................96
 ITEM 12.  SECURITY OWNERSHIP OF
 CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....................107
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....114
PART IV.......................................................118
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
 REPORTS ON FORM 8-K .........................................118

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

     To help fund future activities, in 1993 and 1994, the Company acquired nine shut-in wells in the Eagle Springs Field in Nevada. The Company then returned eight of these acquired wells to production and drilled a new water injection well. In August 1994, the Company entered into an agreement with Plains Petroleum Operating Company, which was acquired in August 1995 by Barrett Resources Corporation (together, "Barrett"), to fund further activities in the Eagle Springs Field. In September 1994, the Company and Barrett acquired an additional Eagle Springs lease with three previously producing wells, which have since been reworked and returned to production, and a shut-in water injection well. Pursuant to its agreement with the Company, Barrett provided $1,920,000 of $2,400,000 in well costs and thereafter, in January 1995, elected to continue to participate in the Company's Eagle Springs project, thereby earning a 40% working interest in the Company's Eagle Springs producing properties, subject to the right to make individual elections respecting participating in specific wells as they are proposed. As of March 31, 1996, the Company and Barrett have drilled and placed into production a total of eight new wells in the Eagle Springs Field, all of which are now in regular continuous production. The Company and Barrett plan to drill additional wells to test horizons productive in existing wells in a further effort to increase production.

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

Nevada Exploration

     During the early 1980s, the Great Basin of Nevada emerged as a possible new frontier area for oil exploration. Conventional wisdom in the oil industry at the time held that certain geological indicators pointed to north and central Nevada as a possible repository of large (by continental United States standards) petroleum deposits. Several of the nation's largest exploration companies, including Exxon USA, Inc. ("Exxon"), Texaco, Inc., Gulf, Chevron USA, Inc. ("Chevron"), Mobil Exploration and Producing USA, Inc. ("Mobil"), and Amoco Corp. ("Amoco"), acquired substantial lease holdings and initiated exploration programs in eastern and central Nevada during the early years of the decade.

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

Business Strategy
     The Company has assembled a management and technical team of persons with specialized technical training and experience concentrated on Nevada oil exploration. In all, the Company's technical team has over 70 years of combined Nevada oil exploration experience with major oil companies such as Gulf, Mobil, and Chevron. The Company believes that the working experience of its executives in Nevada is a significant factor in the Company's exploration progress to date and in its ability to act as operator under exploration arrangements with other exploration firms such as Enserch Exploration, Inc. ("Enserch"), Berry Petroleum Company ("Berry"), Parker and Parsley Petroleum Company (successor-in-interest
to Santa Fe Energy Resources, Inc.) ("P&P"), and Barrett.   This team employs
the following strategies in guiding the Company's Nevada exploration:

  . Take full advantage of the most advanced generally available scientific exploration tools and techniques such as 3-D and reprocessed seismic data to generate drilling prospects and select specific drilling locations.
  . Generate promising exploration prospects in areas in which the Company holds or believes that it can acquire a preemptive lease position and upgrade lease holdings based on further prospect evaluation.
  . Seek joint exploration agreements with other exploration firms active in Nevada to diversify the risk and to obtain additional scientific data and expertise, land, and funding.
  . To increase revenues by drilling in the Eagle Springs Field to develop proven reserves and to test horizons productive in existing wells.
  . Continually generate prospect concepts for the long-term exploration of the Great Basin.

     Science

     The Company seeks to utilize the most advanced available scientific tools and techniques to evaluate the risk and exploration potential of specific prospects. The Company's oil exploration model for the Great Basin of Nevada was developed from a large data base collected, originally by Gulf and, since 1985, by the Company. As a result of the Company's own work as well as information sharing arrangements with others, the Company now has access to over 1,400 line miles of 2-D seismic data, much of it reprocessed with new analytical computer programs, newly acquired high resolution 3-D seismic surveys, and gravity data gathered by the Company as well as by Exxon, P&P, Mobil, Chevron, Enserch, and Berry. Data from 3-D seismic, gravity, reprocessed seismic surveys, and previous drilling are integrated as a guide to further exploration. The Company believes that it benefits from the long-term involvement of the Company's personnel in Nevada oil exploration and operations, which enhances the Company's ability to share data and expertise with industry participants.

     Prospect Generation and Leasing

     The Company's leasing program is coordinated with prospect generation and exploration results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing lease holding costs. As a result, the Company has substantially increased the size of its gross acreage while, in management's opinion, improving the exploration potential of its leaseholdings.

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

     Drilling Near Existing Production

     Further exploration drilling is required to delineate the extent of productive horizons in individual fields and complete development where warranted. In the Eagle Springs Field, the Company's geophysical and geological evaluation is ongoing to locate possible additional drilling locations to develop the undeveloped reserves and to test the horizons that are productive in the existing wells. The Company has surface facilities capable of handling additional production. The Company also intends to continue to drill exploration wells in the area of existing production in the Pine and Railroad Valleys to further evaluate reservoir extent and characteristics, increase production, and obtain data that might benefit the Company's overall exploration effort. The Company intends to pursue these drilling objectives in Pine Valley as well as specific prospects in Railroad Valley as involving somewhat lower risk than exploration testing in areas with relatively less drilling history or other exploration success to date.

     Long-Term Exploration

     Management anticipates that it will take several years to explore fully the target areas selected by the Company in the Great Basin of Nevada, as is the case in many frontier areas of exploration, and believes that it is important to provide for an ongoing presence for the Company in Nevada exploration. In such a long term exploration effort, the results of early exploration serve as a guide for identifying new prospects so it is important, in management's view, to continually identify new prospect concepts and areas for possible future exploration while advancing existing prospects to the drilling stage.

     Through 1996, the Company will focus its activities on drilling in the Eagle Springs Field to develop proved undeveloped reserves and to evaluate the horizons that are productive in existing wells and in several additional exploratory prospects in the Pine, Railroad, and Huntington Valleys and Toano Draw of Nevada. In addition, the Company will continue to review the exploration potential of certain acreage under its agreement with P&P, as discussed below, and continue its acquisition of 3-D seismic data and reanalysis of existing 2-D seismic data. The Company will also continue its evaluation of data to identify additional exploration targets, expand its lease holdings where warranted, and seek additional exploration arrangements with other industry participants.

Joint Exploration Agreements

     Enserch/Berry Operating Agreement

     Effective March 1993, the Company entered into an operating agreement with Enserch, Dallas, Texas, and Berry, Taft, California, independent oil exploration and production firms active in Nevada (collectively, "Enserch/Berry"), to undertake a three-year, six-well joint exploration program on approximately 110,000 gross leased acres in Pine, Diamond, Little Smoky, and Antelope Valleys of northeastern Nevada. The Company is designated as the operator for the proposed drilling as well as other activities under the agreement. The Company and Enserch/Berry each contributed approximately 50% of the gross acreage and will share, on the basis of the Company 50% and Enserch/Berry 50%, in the costs of additional lease acquisition, geophysical exploration and drilling, and in the net revenues from oil produced.

     The parties have identified four areas of mutual interest covering an aggregate of 500,000 acres, in which are located the 91,000 gross leased acres
held during 1995.   Through 1994, the parties drilled three test wells, one each in the Pine, Little Smoky, and Antelope Valleys, all three of which were dry holes that were plugged and abandoned. During 1995, the parties drilled the Hot Creek Wash test in Antelope Valley, and the Eldorado #15-1 test in Little Smoky Valley. Both tests were plugged and abandoned. The remaining well under the arrangement with Enserch/Berry, the Pinon prospect in Pine Valley, is planned to
be drilled during 1996, subject to obtaining required financing.   (See
"Exploration Status.")

     In addition to the six required wells, during the term of the agreement any party has the right to propose additional wells to explore new prospects or develop discoveries. The joint exploration program continues to May 1, 1996, at which time the acreage in Diamond Valley contributed by Foreland to the joint arrangement is returned to Foreland. The balance of the acreage and the designated acreage surrounding wells that have then been drilled under the joint arrangement remain subject to the operating agreement. If the results of the initial exploration warrant and the parties agree to proceed with additional joint exploration, the proposed exploration of the area subject to this agreement may take several years to complete.

     Rustler Prospect

     On September 28, 1994, the Company entered into an agreement with Mobil under which the Company had the right to commence one test well on or before September 1, 1995, on the Rustler Prospect located in White Pine County, Nevada. The Company elected not to commence such well and has no further rights or obligations under the agreement.
     P&P Marketing and Exploration Agreement

     In December 1992, the Company entered into a three year exploration agreement, subsequently extended to December 1, 1996, with P&P's predecessor-in-interest, appointing the Company the exclusive marketing representative for P&P's fee mineral interest in northern Nevada. The Company delineates exploration areas, defines prospects, and secures drilling partners utilizing the Company's and P&P's combined geological and geophysical data base. The Company has generated five drillable prospects affecting the P&P lands in the North Humboldt and Dixie Flats prospects in Huntington Valley and the Deadman Creek and Medicine Creek prospects in Toano Draw and the Pine Creek prospect in Pine Valley. If drilling is undertaken, the Company and P&P will each retain certain rights and interest in the drilling and development of identified prospects within the lands covered by the exploration agreement.

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

     On any drillings of P&P lands arranged by the Company, P&P and the Company will share in lease bonuses, the right to acquire a working interest by paying a portion of drilling and completion costs on any successful well, and overriding royalties, with the option to convert the overriding royalties to working interests in certain circumstances. The Company and P&P have a right of first refusal to participate in any drilling prospects generated by the other during the term of the exploration agreement.

     The Company is required to release the remaining 434,000 acres subject to the P&P agreement by December 1996, when the agreement expires, subject to any specific acreage subject to leases, farmouts, or other arrangements reached under the agreement with the Company. The Company will review the P&P acreage with a view towards identifying the most promising prospects and reaching drilling arrangements by December 1996. Originally, the agreement required the Company to release the acreage by December 1995, but P&P and the Company agreed to extend the expiration date to permit further evaluation of the properties by the Company.

     As a result of the Company's review of the P&P acreage, the Company identified an exploration target in the Deadman Creek area of Toana Draw based on the Company's review of available data regarding a test drilled by another operator in the mid 1980s that encountered favorable oil shows but was not completed for production. The Company has reentered this hole for testing and, if warranted, will attempt recompletion of the well using modern completion technologies. As a result of this reentry, the Company will earn a 100% working interest in 5,013 gross acres (4,261 net acres) under the P&P agreement, subject to P&P's 15% working interest in each well after the Company has recouped costs incurred.

     North Humboldt Prospect

     Under the agreement with the Company discussed below, after the first three new Eagle Springs wells were placed into production in January 1995, Barrett exercised its right to earn an interest in the Company's acreage in an area of mutual interest in the North Humboldt prospect included in the P&P acreage. The Company and Barrett are undertaking a joint technical evaluation of the seismic data to select a drillsite. Upon the completion of any geophysical studies that the parties deem necessary and review of the data obtained, the parties will select a drillsite and proceed to drill, with Barrett bearing two-thirds of the cost of the initial well in each area to earn a one-half interest in the Company's acreage within the prospect area.

     Hugoton/Maxwell Agreement

     On January 22, 1996, the Company entered into a revised agreement with Hugoton Energy Corporation and Maxwell Petroleum, Inc. ("Hugoton/Maxwell"), respecting exploration of the Pine Creek prospect in Pine Valley, Nevada. Under this agreement, the Company and Hugoton/Maxwell each agreed to assign to the other certain acreage to consolidate the Company's position in the prospect area; Hugoton/Maxwell agreed to pay for a one-year extension of the leasehold assigned by it; the Company agreed to initiate a well on the federal acreage assigned, in order to obtain a two-year lease extension; and Hugoton/Maxwell agreed to complete and pay for a 3-D seismic study in the area or pay the Company $75,000 as liquidated damages. If the Company does not initiate a test and obtain a two-year lease extension, Hugoton/Maxwell is not required to complete the seismic study or pay damages. The total estimated dry hole cost for the Pine Creek test is $664,000, which the Company would seek to share on a 50-50 basis with other drilling participants if a drilling group can be formed. If a drilling group cannot be formed on terms acceptable to the Company, it may not drill the test.

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

Eagle Springs

     In July 1993, the Company acquired an approximately 2,800 gross acre lease in Railroad Valley, Nevada, which included a portion of the Eagle Springs Field, with nine oil wells, then shut in, and one water injection well. In connection with the acquisition, the Company implemented certain in-field environmental remediation measures and resolved issues raised by various regulatory agencies and the claims of entities which asserted an ownership interest or had advanced funds or services to the field. In September 1994, the Company, with Barrett, acquired Kanowa's interest in a 240-acre lease on the remainder of the Eagle Springs Field with three wells with limited intermittent production and related equipment.

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

     In the year following acquisition of the Eagle Springs properties in July 1993, the Company completed substantial work and returned eight of the acquired wells in the Eagle Springs Field to production and drilled a water injection well. Under the agreement with Barrett discussed below, during 1994 and early 1995, the Company and Barrett drilled and placed into production three wells in the Eagle Springs Field. In January 1995, after these three wells were placed into production, Barrett elected to continue to participate in the Eagle Springs Field and in mid-1995, the Company and Barrett commenced the development drilling program in Eagle Springs based on the Company's own 3-D seismic study to develop additional production and evaluate at additional locations horizons that are productive in existing wells. The Company and Barrett have drilled and placed into production five additional wells of this program, for a total of eight new wells drilled by the Company and Barrett. According to the Company's year-end independent reserve report completed by Malkewicz Hueni Associates, Inc., Golden, Colorado, there are eight proved undeveloped drilling locations within the estimated perimeter of the Eagle Springs Field. A 3-D seismic survey has been completed on the field, and the 3-D seismic information continues to be evaluated and integrated with additional available drilling results as an ongoing guide for drilling. Initial evaluation of the 3-D seismic information provided the basis of the Company's decision to purchase Kanowa's interest in the 240-acre lease in the Eagle Springs field in September 1994. It is anticipated that the eight proved undeveloped locations identified in the reserve report will be scheduled to be drilled in 1996 and 1997, subject to available financing. As these locations are drilled, additional locations will be identified and evaluated for drilling in the Company's Eagle Springs program to the extent warranted by results as drilling progresses and the availability of required funding, and subject to unexpected delays, downtime, and similar unforeseen circumstances.

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

     The Company intends to evaluate engineering data from existing wells together with any additional wells that may be productive to determine whether a reduced well spacing from 20 acres to 10 acres, which is the spacing approved by regulatory authorities, may be economically beneficial. If the Company concludes that reduced well spacing would increase the financial return from the field, the total number of available well locations would be increased, which would correspondingly extend beyond 1997, the period during which the Eagle Springs Field could be developed. In addition, the Company has initiated a larger ongoing reservoir study of the Eagle Springs Field oriented toward development of a secondary or tertiary improved oil recovery project.

     Further activities in the Eagle Springs Field are currently being conducted jointly with Barrett as discussed below.

Barrett Agreement

     On August 9, 1994, the Company entered into an agreement with Plains Petroleum Operating Company, which was acquired in August 1995 by Barrett Resources Corporation (together, "Barrett"), under which Barrett provided $1,920,000 of $2,400,000 in well costs to earn a 40% interest in the Company's Eagle Springs producing properties and obtained the right to participate in other specified Company exploration projects under agreed terms, including the North Humboldt prospect, as discussed above.

     Under the agreement with Barrett, in September 1994, the Company and Barrett acquired for $225,000 in Company stock and cash an additional Eagle Springs lease on approximately 240 gross acres with three previously producing wells, then shut-in, and a shut-in water injection well. Of these wells, one was returned to production in 1994 and two were reworked and returned to production in July 1995. Two of the first new Eagle Springs wells drilled with Barrett are located on this acquired acreage.

     The Company and Barrett drilled three new producing wells in the Eagle Springs Field in late 1994 and early 1995. In January 1995, after the first three new Eagle Springs wells were placed into production, Barrett elected to continue to participate in Eagle Springs, thereby earning a 40% working interest in the Company's Eagle Springs project, subject to the right to make individual elections respecting participating in future wells proposed by the Company. In mid-1995, the Company and Barrett commenced a multi-well drilling program on the proved nonproducing and proved undeveloped acreage in the field, to test at additional locations horizons that are productive in existing wells, and to increase proved reserves. The Company and Barrett are proceeding to prioritize the proved undeveloped locations as identified in the reserve report and anticipate those eight locations as additional wells to be drilled during 1996 and 1997. Barrett or Foreland may elect, on a well-by-well basis, to participate in the wells planned for 1996 and 1997 but has no obligation to participate in any well.

     Barrett also has elected to earn an interest in the Company's acreage in an area of mutual interest in the North Humboldt prospect, developed by the Company on P&P mineral interests under the Company's agreement with P&P. (See "Joint Exploration Arrangements" above.) Barrett has declined further participation in the Dixie Flats prospect in Huntington Valley. In January 1995, Barrett elected not to participate in the Pine Valley 3-D survey, indicating that the full study was too large for Barrett's revised exploration budget.
     Activities under the joint exploration arrangement with Barrett are conducted by the Company as operator, under the overall direction of a technical committee made up of representatives of both parties. In addition to joint exploration in each of the exploration areas under this agreement through 1998, the Company has granted to Barrett the right to participate in any other exploration prospects that the Company elects to offer to third parties.

North Willow Creek and Tomera Ranch Discoveries

     North Willow Creek

     The initial discovery well in this field, the North Willow Creek SPLC no. 1-27 well, drilled in 1987, discovered an oil bearing structure at a depth of from 5,818 to 6,358 feet. Two additional wells, the North Willow Creek no. 6-27 and no. 5-27 have been drilled, extending the productive area of the field. The Company continues to experience production difficulties and management has concluded that the wells are not producing to the potential indicated by initial tests and engineering and geologic evaluations. The Company continues to receive limited production from two wells in this field.

     Tomera Ranch

     In August 1987, the Tomera Ranch discovery well, the SPLC no. 1-5, drilled by another operator under a joint exploration arrangement with the Company, was completed for production in the Indian Wells formation at between 1,864 and 1,950 feet. This well subsequently produced intermittently in limited amounts. When this well was placed into production, the Company could not obtain access to a water disposal well necessary to continue production and was forced to shut in the well. In 1992, the Company converted the SPLC no. 1-5 well to a water disposal well and drilled an adjacent well, the SPLC no. 1-5R, as a replacement production well. In 1990, the no. 33-1 well was completed for production in the Tomera Ranch Field, but was not placed into production until the Company completed the water injection well at Tomera Ranch in 1992. Since then, the SPLC no. 1-5R and no. 33-1 Tomera Ranch wells have had limited sustained production. In December 1993, the Company acquired the working interest of the previous operator in the Tomera Ranch field, and since then has continued to evaluate the productive potential of the area.
     Both the North Willow Creek and Tomera Ranch wells hold acreage over productive zones that the Company believes can be produced at higher rates with additional evaluation and reworking, including chemical treatments, heat treatments, hydraulic fracturing treatments, and other alternative measures. There can be no assurance that such efforts will be successful or that the wells will produce in paying quantities. If such efforts are successful, the Company plans additional evaluation drilling as warranted. The Company's petroleum engineer is evaluating the North Willow Creek and Tomera Ranch Fields and is making recommendations for improvement of production.

Exploration Status

     Pine Valley

     The Company has participated in two wells in the Hay Ranch area. The first, the West Hay Ranch no. 12-1, was drilled by another operator and was subsequently plugged and abandoned. In 1993, after evaluating the results of the West Hay Ranch no. 12-1, the Company drilled the Hay Ranch no. 1-17. Oil shows were encountered over a 1,000 foot thick interval, and a drillstem test was performed on one of the lower zones. This test well has been temporarily abandoned, and additional testing, directional drilling, and deepening operations are all being considered for the future. The rock section with oil shows in the no. 1-17 well is not present in the no. 12-1 well, indicating a "pinchout" of those prospective horizons, a common geological phenomenon which is often associated with oil traps.

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

     The Company conducts exploration efforts in this area with Enserch/Berry pursuant to the operating agreement entered into by the parties. With funding provided jointly by the Company and Enserch/Berry, the Company acquired additional seismic data and defined two drilling prospects to be drilled in Pine Valley. In December 1994, the Trout Creek No. 26-1 exploratory well, the first well to be drilled in Pine Valley by the parties, was plugged and abandoned.
The Pinon prospect in Pine Valley, the final well to be drilled under the Company's agreement with Enserch/Berry, is planned to be drilled during 1996, subject to obtaining required financing.

     The Company and Hugoton/Maxwell are currently pursuing activities in the Pine Valley area pursuant to the revised agreement dated January 22, 1996, between the parties. Both parties contributed acreage under the agreement to consolidate the Company's position in the Pine Creek prospect. Hugoton/Maxwell obtained a one-year extension of the leasehold assigned by it and has agreed to complete and pay for a 3-D seismic study in the area or pay the Company $75,000 as liquidated damages, provided that the Company initiates a test well and obtains a two-year lease extension. The Company has had the Pine Creek unit designated by the Bureau of Land Management and plans to drill this prospect in the latter part of the second quarter, subject to forming a drilling group on terms acceptable to the Company.

     Little Smoky and Antelope Valley

     The Company continues active exploration of these two valleys under the agreement with Enserch/Berry. Substantial seismic surveys were completed late in 1993, leading to the drilling of two test wells. Although these tests were plugged and abandoned, these wells both added significantly to the Company's information in these two sparsely drilled yet promising prospect valleys. The Company and Enserch/Berry drilled an additional test well in each of these valleys during 1995, the Hot Creek Wash no. 15-1 in Antelope Valley and the Eldorado #15-1 in Little Smoky Valley. Both were plugged and abandoned.

     Newark Valley

     The Company is utilizing the extensive seismic information available to it through its agreement with Mobil for ongoing geological evaluation of this area. The two test wells in which the Company participated in this valley, the Buck Station and the Indian Springs prospects, encountered encouraging oil shows which were subsequently tested, but both tests were plugged and abandoned. The well information is being integrated with the seismic data to identify a potential "up dip" location to the Buck Station test for future drilling. On September 28, 1994, the Company entered into an agreement with Mobil under which it could drill one test well on or before September 1, 1995, on the Rustler Prospect located in White Pine County, Nevada, to earn an interest in such prospect area. The Company elected not to commence such well and has no further rights or obligations under the agreement.

     Deadman Creek

     The Company has completed lease acquisition over its Deadman Creek prospect in the Toano Draw area of Elko County with the purchase of leases on approximately 10,000 acres, which supplement the approximately 12,300 acres previously acquired. This prospect was generated by the Company during 1994 and 1993. In November 1995, the Company reentered an existing hole drilled by a previous operator in the mid-1980s for testing to determine whether recompletion is warranted using modern completion technologies. The Company has opened additional zones and swabbing operations have recovered oil and drilling and testing fluids. Representative samples of the oil and mud recovered from the swabbing are being analyzed to determine the appropriate fluids to use for breaking down the perforations. This test is on P&P acreage covered by P&P's agreement with the Company.

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

Employees

     The Company has 13 employees, including five executive officers (all of whom are also directors), four technical employees in addition to the executive officers, two field operations employees, and two administrative employees. (See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.")

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

     Proved Reserves

     The following table sets forth the estimated oil reserves, net to the Company's interest, of oil and gas properties as of December 31. 1995, giving effect to Barrett' election on January 25, 1995, to continue to participate in the Eagle Springs Field and to receive a 40% working interest in the field effective August 1, 1994. The reserve information is based on the independent appraisal prepared by Malkewicz Hueni Associates, Inc., Golden, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. (See "ITEM 1. BUSINESS.")

                                                      Estimated
                                                      Future Net
                                                       Revenues
                                 Estimated            Discounted
    Reserve Category             Oil (bbls)           at 10% (1)
- -------------------------      ---------------     ----------------

Proved Developed
Producing
  Eagle Springs                1,111,000           $3,918,600
  North Willow Creek              17,100               50,200

Proved Developed
 Nonproducing
 Eagle Springs                    47,400              123,200

Proved Undeveloped
  Eagle Springs                  830,900            2,106,700
        Total Proved           2,006,400           $6,198,700
                               ===============     ==============


(1)Neither prices nor costs have been escalated. (See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.") The discounted figures have been reduced by the Company's share of estimated development costs in the amount of $2,754,000.

     Wells and Acreage

     Shown below is a tabulation of the productive wells owned by the Company in Nevada as of December 31, 1995, which gives effect to Barrett's 40% working interest in the Eagle Springs field.

 Productive Oil Wells
- -----------------------

  Gross        Net
- ----------  ----------


  21.0         14.2


     Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Nevada as of December 31, 1995, which gives effect to Barrett's 40% working interest in the Eagle Springs Field.

Developed Acreage      Undeveloped
                         Acreage

 Gross      Net      Gross      Net

 4,120     2,728    209,480   154,024



     The Company's leases in Eagle Springs (3,040 gross and 1,648 net acres), Tomera Ranch (680 gross and 680 net acres), and North Willow Creek (400 gross and 400 net acres) are held by production. The Company's undeveloped leases have various primary terms ranging from one to ten years. Management believes that the expiration of any individual or group of related undeveloped leasehold interests would not have a material adverse effect on the Company. Annual rentals on all undeveloped leases aggregate approximately $125,000. In addition to the above acreage, the Company has certain marketing and exploration rights to approximately 434,000 gross acres of P&P mineral interest in northern Nevada until December 1996.

     Drilling Activities

     Set forth below is a tabulation of wells completed in the period indicated in which the Company has participated and the results thereof for each of the periods indicated.
                           Year Ended December 31,
                      ---------------------------------

                        1993        1994        1995
                      ---------  ----------  ----------

                      Gro   Net  Gro   Net   Gro   Net
                       ss         ss          ss
Exploratory:
 Dry................   6    3.5   3    1.05  2.0   0.84
 Oil................   --   --    --    --    --    --
 Gas................   --   --    --    --    --    --
                      ---- ----- ----- ----- ---- ------

     Totals.........   6    3.5   3    1.05  2.0   0.84

Development:
 Dry................   --   --    --    --    --    --
 Oil................   1     1    3    1.8   5.0   3.0
 Gas................   --   --    --    --    --    --
                      ---- ----- ----- ----- ---- ------

     Totals.........   1     1    3    1.8   5.0   3.0
                      ==== ===== ===== ===== ==== ======


     Production and Sale of Oil

     The following table summarizes certain information relating to the Company's net oil produced and sold from the Company's Nevada properties, after royalties, during the periods indicated.

                                    Year Ended December 31,
                                  ----------------------------

                                  1993(1)   1994(2)   1995(2)

Average net daily production of         16       121      236
oil (Bbls)

Average sales price of oil ($       $11.45    $10.80   $11.62
per Bbl)(3)

Average production cost ($ per     $  7.95    $ 8.09    $4.06
Bbl)(3)

(1)Represents production from the Company's North Willow Creek and Tomera Ranch properties only.
(2)Represents production from North Willow Creek, Tomera Ranch and Eagle
  Springs.
(3)Includes lifting costs (electricity, fuel, water, disposal, repairs, maintenance, pumper, and similar items), and production taxes. The amount excludes costs related to completion of remediation of a contaminated drilling pit at a former water injection drillsite.


     Production from Eagle Springs started in January 1994, and currently accounts for about 92% of the Company's oil production. This consists of oil produced and sold net to the Company's interest from the eleven wells the Company acquired, reworked, and returned to production commencing in early January 1994 plus the eight new wells subsequently drilled and placed into production, net of production royalties. However, certain of the wells have been shut-in from time to time, sometimes for several months. Other wells have been shut-in for shorter periods during particular months because of mechanical problems. Currently, one well is temporarily shut-in and not in production. The Company intends to undertake remedial work when its schedule permits, when appropriate rig and equipment are available in the area, and when funds are available.

     The oil from the Eagle Springs and Pine Valley, Nevada, wells is sold to Crysen Refining, Inc., Salt Lake City, Utah, an unrelated purchaser, under agreements continuing through August 1996, and from month-to-month thereafter, unless terminated by either party, at a price equal to Amoco Oil Company's Wyoming per barrel sour crude oil posted price, adjusted for gravity and oil quality, less transportation of $3.05 or $2.90 per barrel, depending on the producing field, but in no case less than $9.50 per barrel after deduction of all charges. For example, during the month of January 1996, the Company received a net price of $12.36 per barrel, after deducting transportation charges. The sale of oil is subject to price adjustments, production curtailments, and similar provisions common in oil purchase contracts.

     Production costs relating to Nevada production for 1993 include costs associated with various production testing measures on the Tomera Ranch and North Willow Creek wells and fixed costs allocable to a limited number of wells. The substantial increase in average daily production in 1994 and 1995 is attributable to returning the Eagle Springs wells to production and drilling additional wells during such periods. Production costs in 1994 were inordinately high per barrel of oil being produced due to start up costs associated with the revamped production facility and repairs to equipment that had been shut down without maintenance for over a year. In early 1994, the Company incurred additional costs of operating in winter due to energy costs for heating the oil and operating the wells using propane as its main fuel to generate power for the pumping units. Production costs in 1995 decreased dramatically due to higher production, improved production facilities, and utilization of more cost-efficient energy sources used in operations Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. In addition, the Company has been changing to more cost effective energy sources for continuing production in a further effort to control costs. This consists principally of a large capacity boiler that the Company intends to eventually fuel by natural gas from the wells, which requires no propane fuel and, because its large capacity heats the oil to higher temperatures, will reduce costs for well treatment chemicals and increases production efficiencies. Because of the foregoing, the Company expects that production costs per barrel will continue to decrease as production increases sufficiently to obtain economics of scale and dilute the impact of fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and the impact of the other factors discussed above.

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

                           ITEM 3.  LEGAL PROCEEDINGS
     The Company is not a party to any material legal proceeding, and none has been threatened by or, to the best of the Company's knowledge, against the Company.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the shareholders during the fourth quarter of 1995.

                                    PART II
                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market and is quoted on Nasdaq under the symbol "FORL." The following table sets forth the high and low closing bid quotations for the Company's Common Stock as quoted by Nasdaq for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).
                               Common Stock

                              High      Low


  1994
  First Quarter...........   $3.50     $2.25
  Second Quarter..........   $2.68     $2.06
  Third Quarter...........   $2.625    $2.25
  Fourth Quarter..........   $3.188    $1.938

  1995
  First Quarter...........   $2.125    $1.5625
  Second Quarter..........    2.50      1.375
  Third Quarter ..........    2.4375    1.75
  Fourth Quarter..........    1.31      2.13

     On April 11, 1996, the closing bid price of the Company's Common Stock on Nasdaq was approximately $1.25. The Company has approximately 2,000 Common Stock shareholders of record.

                        ITEM 6.  SELECTED FINANCIAL DATA
     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included elsewhere in this Prospectus. The financial data as of December 31, 1995, 1994 and 1993, and for the years then ended have been derived from the Consolidated Financial Statements of the Company, which have been audited by Hein + Associates LLP, independent certified public accountants. The financial data as of December 31, 1992, and 1991, and for both of the years then ended, have been derived from the Consolidated Financial Statements of the Company for such periods, which were audited by another auditor. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.")

                                                      Year Ended December 31,
                            ----------------------------------------------------------------------------

                                 1991            1992           1993            1994            1995
                             -------------  --------------  -------------   -------------  --------------

Statement of Operations
 Data:
Revenues                          $470,580       $174,657         $98,244       $542,991      $1,115,876
Net Income (Loss)              (1,978,958)    (1,676,098)     (3,578,254)    (4,453,718)     (2,275,565)
Net Income (Loss) Per
 Share                              (0.29)         (0.19)          (0.34)         (0.34)          (0.16)
Weighted Average Number of
 Common Shares Outstanding       6,901,000      8,649,000      10,405,000     12,989,000      14,271,000

                                                             December 31,
                             ----------------------------------------------------------------------------

                                  1991           1992            1993           1994             1995
                             --------------  -------------  --------------  -------------   ---------------

Balance Sheet Data:
Working Capital (Deficit)
                                $1,189,103         $36,557       $677,980         $47,629     $(2,004,407)
Total Assets                     4,052,247       2,800,882      6,596,443       5,197,414        5,601,098
Long-Term Debt                                                                    400,000           23,091
Current Portion of Long-
Term Debt                                                                                          404,237
Stockholders' Equity             3,165,250       2,118,405      5,521,402       3,708,472        3,012,872

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

     Until 1994, the Company had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties, including properties held in Texas from which the Company received no material operating income after April 1993. In September 1994 the Texas properties were sold to an unrelated third party operator. In 1993 and 1994, the Company acquired twelve previously producing wells in Eagle Springs, including three acquired with Barrett, and has since reworked and returned to production eleven of such wells, drilled a new water injection well in the Eagle Springs Field, and has undertaken a multi-well drilling program with Barrett, as discussed below, in order to supplement the Company's other limited production from its Tomera Ranch and North Willow Creek oil discoveries.
     In August 1994, the Company entered into an agreement with Barrett under which Barrett provided $1,920,000 of $2,400,000 in well costs to earn a 40% interest in the Company's Eagle Springs producing properties and obtained the right to participate in one specified Company exploration project on agreed terms. Pursuant to such agreement, the Company and Barrett acquired an additional Eagle Springs lease on approximately 240 acres with three previously producing wells, which have since been reworked, and a shut-in water injection well and have drilled a total of eight new wells in Eagle Springs, all of which are now in regular continuous production. The Company plans to continue additional drilling in this field to place into production undeveloped reserves and to drill in additional locations to test horizons that are productive in existing wells.

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

     The Company has completed substantial work at Eagle Springs since its acquisition in July 1993, reworking eleven wells, including the three wells acquired and reworked with Barrett, to return them to production (subject to interruptions from time to time until further well treatment and other surface facilities could be completed), drilling a water injection well, and drilling and placing into production eight additional Eagle Springs wells with Barrett. Such activities include substantially renovating and upgrading surface facilities such as tank batteries, piping, separators, and other equipment so that field production facilities currently have excess capacity available to service new wells. Production from the Eagle Springs Field is sold under the Company's existing sales agreement and trucking arrangement to a refinery in Salt Lake City, Utah.

     Of the new wells drilled on the Eagle Springs Field, the Company and Barrett drilled three new producing wells in the Eagle Springs Field in late 1994 and early 1995. In January 1995, after the first three new Eagle Springs wells were placed into production, Barrett elected to continue to participate in Eagle Springs, thereby earning a 40% working interest in the Company's Eagle Springs project, subject to the right to make individual elections respecting participating in future wells proposed by the Company. In mid-1995, the Company and Barrett commenced a multi-well drilling program on the proved nonproducing and proved undeveloped acreage in the field, to test at additional locations horizons that are productive in existing wells, and to increase proved reserves. The Company and Barrett are proceeding to prioritize the proved undeveloped locations as identified in the reserve report and anticipate those eight locations as additional wells to be drilled during 1996 and 1997. Barrett or Foreland may elect, on a well-by-well basis, to participate in the wells planned for 1996 and 1997 but has no obligation to participate in any well.

     Based on its current drilling experience, the Company estimates that the Eagle Springs drilling will cost approximately $325,000 per gross well for a dry hole or $560,000 for a completed gross well, including related geophysical and geological evaluations, for estimated costs attributable to the Company's 60% share of the Eagle Springs drilling of from approximately $195,000 to $336,000 per well for a dry hole and a producing well, respectively. Therefore, the Company's share of the cost of the eight wells planned for 1996 and 1997 is estimated at approximately from $1,560,000, if all wells were dry holes, to $2,688,000 if all wells were completed for production.

     General, Administrative, and Property Maintenance

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Based on estimates of the production rates and operating conditions during the first quarter of 1996, management believes that the Company currently requires cash from external sources of approximately $70,000 to $90,000 per quarter for ongoing fixed and recurring operating costs (which include general and administrative expenses, exploration consisting of an allocation of employee salaries and other overhead to the exploration function, and interest on outstanding debt), and approximately $32,000 to meet annual lease rental and other cost on its properties, which exceeds the Company's net revenue from oil production. Based on current production, after giving effect to reworking several existing Eagles Springs wells, to be accomplished during the second quarter of 1996, the Company estimates its second quarter oil revenue to be approximately $430,000, based on current oil prices, with average daily production net to the Company's interest of approximately 375 barrels of oil, giving effect to the fact that at any time some wells many not be in production. Related production costs are estimated at approximately $120,000, yielding estimated net production revenue of approximately $310,000 for the second quarter of 1996. (See "ITEM 2. PROPERTIES: Production and Sale of Oil.) Therefore, the Company estimates that it will be able to meet fixed and recurring operating costs for the second quarter of 1996 and thereafter. However, there can be no assurance that the reworking of the Eagle Springs wells will result in increased production, that production levels will not decline, or that current prices for oil will not decline. Any improved operating margins resulting from increased production and reduced operating expenses as weather improves or price increases would benefit the Company. There can be no assurance that Eagle Springs development will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.

     Exploration Program

     The Company requires substantial amounts of capital to advance its oil exploration program, relying on funding provided through joint exploration arrangements with other firms and utilizing its own capital provided principally through the sale of securities and existing and anticipated revenues from the development of Eagle Springs. During 1995, the Company drilled the fourth and fifth exploratory tests under its agreement with Enserch/Berry, both plugged and abandoned, incurring approximately $225,800 in drilling costs for the Hot Creek Wash test in Antelope Valley and approximately $153,200 in drilling costs for the Eldorado Federal # 15-1 exploratory well drilled in Little Smoky Valley.

     The Company anticipates that it will continue its exploration program with up to six additional exploration tests during 1996, depending on the availability of required funds. The test in the Pinon Prospect in Pine Valley, with estimated total dry hole costs of $300,000, is planned for 1996, subject to available funding. The Company would be required to bear 50% of such costs. This would be the sixth well of the six well exploration program with Enserch/Berry. The Company and Barrett may also drill one test at North Humboldt at an estimated dry hole cost of approximately $400,000 for a net cost to the Company of $133,000 under their joint exploration agreement. The Company has reentered an existing hole drilled by another operator in the Deadman Creek area of Toano Draw on lands covered by an exploration agreement with P&P. The hole was originally drilled in the mid 1980s and encountered favorable oil shows but was not completed for production. The Company is evaluating the hole to determine if it could be economically completed using modern completion techniques. If joint exploration arrangements can be reached with other industry participants and the Company's share of required funds is available, the Company may also attempt to drill a Dixie Flats test in Huntington Valley at an estimated dry hole cost of $400,000. In addition, the Company will be drilling the Pine Creek prospect in Pine Valley at a net estimated cost to the Company of $332,000 and the Ghost Ranch prospect in Railroad Valley at a net estimated cost to the Company of $261,000.

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

     The Company initiated its 1995 exploration program with the net proceeds of $1,376,718 received from the private placement of units consisting of preferred stock and common stock purchase warrants completed in September 1995 (and $329,250 received from the exercise of C Warrants in October 1995). In order to pay other liabilities incurred in connection with drilling, during February and March 1996, the Company sold 500 shares of preferred stock for net proceeds of $472,500. The Company is currently seeking and is dependent on the receipt of funds from the sale of debt or equity financing to fund its portion of the cost of the Eagle Springs drilling program and further exploration drilling, but there can be no assurance that the Company will be successful in obtaining such additional financing.

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

Liquidity and Capital Resources

     Previous Periods

     Historically the Company has obtained cash required for its other requirements from the sale of its equity securities. The Company's operations provided cash of $190,600 in 1995 when the Company reported a net loss of $2,275,600, which included $725,600 in expenses due to abandonments and impairments, and $852,600 for depreciation, depletion, and amortization. As of December 31, 1995, the Company's accumulated deficit was $19,212,300. Operations used $2,501,600 of cash in 1994, which included $1,847,200 in expenses due to abandonments and impairments, $434,500 for the loss on the sale of the Company's Texas oil and gas properties, and $329,500 for depreciation, depletion, and amortization.
     During 1995 investing activities used net cash of $1,814,300, principally due to $1,883,500 in additions to oil and gas properties. In 1994 investing activities used net cash of $1,182,500, principally due to additions to oil and gas properties resulting from the acquisition of additional lease rights from Kanowa in the Eagle Springs Field and additional Eagle Springs drilling, including the completion of a water injection well.

     As noted above, cash required for both operating and investing activities was provided from financing activities during each of the past two fiscal years. In 1995, financing activities provided $1,560,400, provided by $1,561,400 from the issuance of equity securities. In 1994, financing activities provided $2,819,400, consisting primarily of a net of $2,537,600 from the issuance of equity securities and $400,000 in proceeds from new borrowing.

     In addition to the above, the Company's oil and gas exploration and production activities were also advanced by approximately $2,233,000 and $2,345,000 provided during 1994 and 1995, respectively, by others under industry sharing arrangements related to specific drilling or other exploration.

     Current Position/Future Requirements

     The Company is dependent on the receipt of additional funds to repay certain drilling expenditures incurred during the fourth quarter of 1995 and to date during 1996 as well as to meet ongoing general and administrative expenses and other operating costs.

     The Company requires cash for certain fixed and recurring operating costs in order for the Company to continue, as distinguished from drilling and related costs to advance its ongoing exploration program in Nevada that are either expensed as dry hole and abandonment costs in the case of an unsuccessful test or added to oil and gas properties if a producing well results. For example, during the fourth fiscal quarter ended December 31, 1995, the Company required cash for production operations ($105,800), exploration, consisting of an allocation of employee salaries and other overhead to the exploration function ($133,500), general and administrative ($139,100), and interest on outstanding debt requiring cash payment ($12,000), for an aggregate of approximately $390,400. (Most interest revenue and most interest expense relate to indebtedness to and from former and present officers and directors that do not require current cash expenditures.) During the fourth quarter, the Company received revenue of $298,400 from oil sales at an average of approximately 285 barrels per day, resulting in a cash shortfall for the quarter of $92,000.

     Average daily net fourth quarter production increased to approximately 285 barrels per day, which is lower than anticipated. Due to delays in the Eagle Springs drilling and completion program, only three new Eagle Springs wells were placed in production during the fourth quarter. Such wells were not placed into production until the latter part of the fourth quarter. One additional well was placed in production in January 1996. Management believes that the Company's cash requirements, excluding drilling and related costs to advance the Company's ongoing development and exploration program in Nevada, will be met when certain Eagle Springs wells are recompleted in the second quarter of 1996, but there can be no assurance that production will increase in sufficient quantities or that oil prices will not fluctuate significantly.

     To the extent that net production to the Company does not increase to a level sufficient to cover shortages of cash required for operations, the Company will be dependent on the sale of additional debt or equity securities, the exercise of outstanding options or warrants, or financing from other sources. There can be no assurance that Eagle Springs development will sustain sufficient additional production for the Company to be able to meet its requirements for recurring operating expenses or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.


     Between March and September 1995, the Company sold 507,667 units consisting of preferred stock and common stock purchase warrants at $3.00 for net proceeds of $1,376,719. During September 1995, the Company amended the exercise price of the C Warrants from $3.00 per share to $1.50 per share, and extended the expiration date from September 30, 1995 to October 10, 1995. The Company received, in October 1995, $329,250 in cash and notes receivable for the exercise of 219,500 C Warrants. In order to pay other liabilities incurred in connection with drilling, during February and March 1996, the Company sold 500 shares of preferred stock for net proceeds of $472,500 and is investigating the possibility of selling additional equity securities. The Company is current seeking and is dependent on the receipt of funds from the sale of debt or equity financing to fund its portion of the cost of the Eagle Springs drilling program and further exploration drilling, but there can be no assurance that the Company will be successful in obtaining such additional financing. There can be no assurance that the Company will be successful with any of its current financing activities

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party, collateralized by oil and gas production and other personal property of the Company, to provide interim financing to advance the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. The loan bears interest at 8.4% per annum, payable quarterly, and was originally due on April 30, 1995. In connection with this loan, the Company granted the lender options to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996, or 60 days subsequent to the repayment of the loan. In May 1995, the Company negotiated the extension of the due date of this loan to April 30, 1996. In connection with extending the loan payment date to April 30, 1996, the Company reduced the exercise price of the options previously granted to $1.50 and granted a new option to purchase 200,000 shares at $2.00 through the earlier of April 30, 1997, or 60 days subsequent to the repayment of the loan. The Company is currently investigating financing alternatives to repay the loan

     The auditors' report on the financial statements of the Company as of December 31, 1995, contains a modification regarding the ability of the Company to continue as a going concern because of its limited working capital and revenue and continuing losses from operations. As of December 31, 1995, the Company had negative working capital of approximately $2,004,400 and had ongoing cash requirements for fixed and recurring operating expenses requiring cash expenditures, but excluding drilling and related expenditures, of approximately $92,000 greater than production revenue for the fourth quarter of 1995.

     The Company will continue to seek cash proceeds from the exercise of outstanding options and warrants and from the sale of additional common stock, preferred stock, warrants, debt or other securities. In addition, the Company is exploring other sources of financing for ongoing costs as well as expanded activities and the possible purchase of additional production to increase the Company's production to increase the Company's financial security and stability as it continues its exploration. The purchase of producing properties would require substantial amounts of additional debt and equity financing. There can be no assurance that the Company can negotiate the acquisition of any properties or obtain any financing that may be required for such purchase. As in the past, the Company will rely largely on the sale of additional securities to meet its capital requirements.

Results of Operations

     1994 and 1995

     For the year ended December 31, 1995, oil sales increased $540,400 to $1,071,400 when compared to the fiscal year ended December 31, 1994, with sales from the Eagle Springs Field increasing $519,700 to $937,900 during such period. The revenues from the Company's other interests increased $20,700. Operating overhead revenue and well service revenue aggregately increased a net of $16,800 when compared to 1994, consisting of an increase of $33,000 in operating overhead revenue in 1995 due to the increased number of Eagle Springs wells drilled and placed into production during 1995 and a decrease of $16,100 in well service income during 1995 as compared to 1994 as a result of reduced fees earned for water disposal services. The increase of other income of $18,400 in 1995 as compared to 1994 was primarily a result of increases in value of new and used well equipment inventories used in the Company's drilling program.
Interest income increased $63,000 in 1995 to $140,700, $76,600 of such increase attributable to interest earned on stock subscriptions receivable, while interest earned from excess cash investments decreased $14,900 in 1995 when compared to 1994.

     The Company's oil and gas production expenses for 1995 decreased $33,300 to $424,400 when compared to 1994, attributable principally to reduction in operating expenses of the Eagle Springs Field of $34,700 in 1995 when compared to such expenses in 1994. These reductions were a result of increased efficiency and excess field operations capacity. During 1995, oil and gas exploration costs decreased $287,500. Components of oil and gas exploration costs in 1994 were Eagle Springs 3-D seismic program expenses of $207,500 and gravity and other surveys costing $16,000 for Dixie Flats, $16,300 for the North Humboldt prospect, and $57,600 for Toano Draw. The Company did not incur any similar expenses during 1995. Dry hole, abandonment, and impairment costs aggregately decreased $1,132,200 when compared to such expenses during 1994. Individually, dry hole expense decreased $70,500 when compared to 1994. Dry hole costs for 1995 were primarily from the Eldorado Federal #15-1 of $153,200, the Hot Creek Wash #15-1 of $225,800, and costs for the Trout Creek #26-1 well of $17,300. Impairment and abandonment of leases decreased $1,211,700 when compared to 1994. Major cost components during 1995 were abandonment of expired undeveloped leasehold costs of $23,000, impairment of undeveloped leases of $250,000 and impairment of well equipment inventory of $47,500, while the North Willow Creek nos. 1-27 and 5-27 and the Tomera Ranch wells were impaired in 1994 at $1,382,200. General and administrative expenses decreased $227,300 in 1995 to $775,300. Much of the reduction in general and administrative expenses were principally due to one time charges in 1994 that were not repeated in 1995 of $114,500 for relocation cost; and $129,200 as a reduction in securities offering costs that were required to be expensed because of delays in consummating the Company's financing, although in 1995 the Company did incur an increase of $70,000 in expenses related to financial public relations, information dissemination within the investment community (which management expects to decline) and a decrease in certain salaries and benefits of $27,900 when compared to 1994. Depreciation, depletion and amortization expenses increased $533,100 when compared to 1994. Such expenses attributable to the Eagle Springs Field increased $426,900, primarily due to new wells being brought into production with high initial production rates, while such expenses attributable to the Company's remaining properties increased $106,200 in 1995 when compared to 1994. Interest expense increased $39,600 in 1995 to $125,300, primarily due to a full year of interest and amortization of loan fees associated with the Company's $400,000 note payable, as opposed to nine months of interest and amortization of the same loan fees during 1994.

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

     The Company's oil and gas production expenses for 1994 increased $387,800 to $457,800 when compared to 1993, attributable principally to $346,500 in operating costs at Eagle Springs, which was placed into production in early 1994 and included one-time repair, maintenance and clean-up costs of $110,600.
During 1994, oil and gas exploration costs increased $46,200, reflecting the Company's continuing active exploration program. Major components of 1994 exploration costs were an Eagle Spring 3-D seismic program expense of $207,500 and gravity and other seismic surveys of $16,000 for Dixie Flats, $16,300 for North Humboldt, and $57,600 for Toano Draw areas in Nevada contributed to the increase in exploration costs for 1994. Dry hole and abandonment cost increased by $468,200 due to the Company's exploration activities as well as specific abandonment expenses relating to wells initially drilled in previous years. Dry hole, abandonment, and impairment costs included charges to expense of $75,600 for the Indian Springs no. 22-A test that was plugged and abandoned, $31,800 for the Cedar Creek no. 2-1 dry hole, $87,900 for the Willow Springs no. 34-31 dry hole, and $268,800 for the Trout Creek no. 26-1 dry hole. Impairment expense increased due to the charge to expense of $703,900 for the North Willow Creek no. 1-27 test drilled in August 1993 that management concluded could not be placed into production. Additionally, during the fourth quarter of 1994 when it was determined that no reserves could be attributed to the North Willow Creek no. 1-27 or the Tomera Ranch wells, their undepleted capitalized costs of $564,400 and $103,900, respectively, were charged to impairment expense. General and administrative expenses for 1994 increased approximately $337,900 as compared to 1993. The major contributors to this increase were $222,600 associated with expenses written off for a canceled securities offering and the $84,200 cost on the guarantee of the selling price of N. Thomas Steele's residence. The Company recognized a $434,500 loss during 1994 related to the disposal of its remaining interest in certain Texas producing properties. In 1993, the Company reported a noncash compensation expense of $320,000 related to the grant of below market options. The Eagle Springs Field added approximately $154,000 of depletion expense in 1994, while depletion attributable to the North Willow Creek and the Tomera Ranch wells decreased $41,500 and $188,600, respectively, as compared to 1993. Interest expense declined $27,900, primarily due to the conversion of promissory notes to stock in September 1993 as compared to interest expense on the long term debt incurred in 1994.

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

     Operating Costs

     Operating costs relating to Nevada production from time to time include costs associated with various production testing measures on the Tomera Ranch and North Willow Creek wells and fixed costs allocable to a number of wells, including the Eagle Springs wells that were returned to production during 1994 and the new producing wells jointly drilled with Barrett. Production costs relating to the Eagle Springs Field have historically been higher than the normal industry standard per barrel of oil presently being produced due to start-up costs associated with the upgrading and expanding the production facility to facilitate additional production, and repairs to equipment that had been shut down without maintenance for over a year. During the first three months of 1995, the Company incurred additional costs of operating in winter due to energy costs for heating the oil, and operating the wells using propane as its main fuel to operate the pumping units. In early 1995, the Company completed field upgrades including a boiler system to heat the oil, a trace water disposal system to return produced water to the field water injection well as opposed to trucking the water to the disposal well.

     Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. Because of the foregoing, the Company expects that production costs per barrel will continue to be high unless and until the amount of production increases sufficiently to obtain economies of scale and dilute the impact of high fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and other factors.
Inflation

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

Accounting Policy Changes

     The Company's accounting policy is to compute depreciation and depletion expense for its proved oil and gas properties on a well-by-well basis, and to assess impairment on a Company-wide basis by comparing aggregate net capitalized costs related to proved properties to the aggregate undiscounted future cash flows related to such properties. At December 31, 1995, the Company recorded impairment to leases of undeveloped drilling properties of $250,000 and to well equipment inventory of $47,450. No impairment was necessary for net aggregate capitalized costs of proved properties.

     In March 1995, the Financial Accounting Standards Board issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995, and would change the Company's method of determining impairment of proved oil and gas properties. Although the Company has not performed a detailed analysis of the impact of the new standard on the Company's financial statements, management estimates the application of the new standard would have increased the provision for impairment of oil and gas properties by approximately $450,000, as of December 31, 1995. The Company will adopt the new standard in the first quarter of fiscal 1996.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method.
 For transactions with employees, the Company currently does not intend to adopt the fair value accounting under SFAS 123, and will be subject only to the related disclosure requirements.

     The Company does not anticipate that any other currently adopted changes in accounting policies will have a material positive or negative effect on the Company.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
     The Company and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

                                    PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT Executive Officers and Directors

     The following table sets forth the name, age, and position of each director and executive officer of the Company.
         Name              Age                Position
- -----------------------   ------  --------------------------------


Dr. Grant Steele            71    Chairman and Director
N. Thomas Steele            51    President and Director
Kenneth L. Ransom           38    Vice-President, Exploration and
                                  Director
Bruce C. Decker             44    Vice-President and Director
Dennis J. Gustafson         48    Vice-President, Land and
                                  Director

     All directors and executive officers of the Company serve for one year and until their respective successors are elected and qualified. Dr. Grant Steele is the uncle of N. Thomas Steele. There is no family relationship among any of the other officers and directors of the Company. Each of the officers is a full-time employee of the Company. The Company has entered into employment agreements with N. Thomas Steele, Kenneth L. Ransom, Bruce C. Decker, and Dennis
J. Gustafson.  See "Employment Agreements" below.

     Dr. Grant Steele. Dr. Steele, the Company's co-founder and chairman, has been an executive officer and chairman of the Company since its organization in 1985. Prior to forming the Company, he was employed by Gulf Oil Corporation from 1953 to 1983. From 1973 to 1980, Dr. Steele was Chief Geologist/U.S. for Gulf Oil. His knowledge of Nevada dates back to his Ph.D. work on the Pennsylvanian and Permian Systems of the eastern Great Basin. While with Gulf, he completed several studies, each spanning a number of years, in eastern Nevada. Dr. Steele graduated from the University of Utah, Salt Lake City, Utah, in 1949 with a bachelor of science degree and earned his doctorate in geology from the University of Washington in 1959. He is a certified professional geologist and an active member of the American Association of Petroleum Geologists, which awarded him a distinguished service award in 1984, the Houston Geological Society, and the Society of Economic Paleontologists and Mineralogists.

     N. Thomas Steele. Mr. Steele, co-founder and president, has been an officer and director of the Company since its organization in 1985. He was elected president in May 1993. Prior to joining the Company in 1985, he was the president of Magnum Resources, Inc., Ogden, Utah, which was engaged in mineral exploration in Nevada and Utah.

     Kenneth L. Ransom. Mr. Ransom, has been vice-president of exploration and a director since the Company's founding in 1985. Mr. Ransom was senior geologist under Dr. Steele at Gulf Oil from 1981 to 1985, involved principally in its Nevada area study. He earned a bachelor of science degree in geological engineering from the Colorado School of Mines in 1979 and a master's degree in geological sciences from Brown University in 1981. Mr. Ransom is a member of the American Association of Petroleum Geologists and the Geological Society of America and has published numerous papers on Nevada exploration and geology.

 .    Bruce Decker.  Mr. Decker, has been an officer and director of the Company since 1991. Mr. Decker was an officer of Krutex Energy Corporation from 1983 through its acquisition by the Company in 1989. Mr. Decker received his bachelor's degree in finance and management from the University of Utah in 1973.

     Dennis J. Gustafson. Mr. Gustafson received his bachelor's degree from Iowa State University in 1973, and has been active since then in the oil and gas industry. In 1973 he joined Mobil's Central Region Marketing and Refining Division and held various positions in their Marketing Department prior to joining Mobil's Exploration and Production Division in Denver as a landman in 1981, where he managed fee mineral interests, various acquisitions, and farmouts and farmins. As Mobil's land advisor for the Denver division, he directed Mobil's land activities in Nevada and negotiated Mobil's major Nevada development contract with the BLM, renegotiated the Mobil/Chevron Nevada joint venture agreement, and managed the leasing of over 500,000 acres in Nevada. Mr. Gustafson left Mobil and joined the Company in 1993 as a director and executive officer.

Significant Employees

     Jerry Hansen. Mr. Hansen, who joined the Company in 1986, is senior structural geologist for the Company with primary responsibility for generating and developing exploration proposals and drilling prospects for the Company. He has 12 years of oil and gas experience directed toward prospect generation and evaluation in the Powder River Basin, Gulf Coast, and primarily, in Nevada. He graduated with degrees in geology from the University of Colorado in 1973 and the University of Arizona in 1982. As senior structural geologist for the Company, Mr. Hansen's primary responsibility is in the generation and development of drillable prospects from inception to actual wellsite operations.

     Carl Schaftenaar. Mr. Schaftenaar, who joined the Company in 1993, has been a geophysicist and geologist in the oil industry for 12 years. He holds a bachelor's degree in geology from Hope College, Holland, Michigan, and a master of science degree in geophysics from Texas A&M University. Mr. Schaftenaar worked for Chevron USA on exploration and development projects in Nevada and the Rocky Mountain area from 1982 to 1992. As senior geophysicist, Mr. Schaftenaar is responsible for the acquisition and analysis of proprietary two- and three-dimension seismic programs of the Company.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year, except that N. Thomas Steele and Grant Steele each failed to timely report a gift of shares of Common Stock during December 1995, and all directors failed to timely report the delivery of shares of stock held by them to the Company as payment for the September 1995 installment of their notes as discussed in "Item 13. Certain Relationships and Related Transactions."

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

                                 Annual       Long-Term
                                Compens-     Compensation
                                --------
                                                 Awards
                                           ------------------
                                ation
                                --------
        (a)             (b)        (c)           (g)               (i)

                                              Securities        All Other
                                              Underlying         Compen-
Name and Principal      Year     Salary     Options/ SARs        sation
Position              Ended Dec. 3($)             (#)              ($)
- --------------------- ------------------   ----------------- ----------------


N. Thomas Steele
President (CEO)         1995      $80,400             --/--     $         --
                        1994      $99,046        200,000/--      $ 84,200(1)
                        1993      $74,700  72,000/45,000(2)      $27,313 (2)

(1)During 1994, the Company incurred a loss of $84,200 on its guarantee of a minimum sales price of $375,000 on Mr. Steele's former residence in connection with his move to Denver, Colorado, to become president and chief executive officer of the Company. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Relocation Agreement.")
(2)Consists of options to purchase 72,000 shares at $1.50 through May 1998 and stock appreciation rights with respect to appreciation on 45,000 shares of the Company's Common Stock above $4.56, the trading price of the Company's Common Stock on the date of grant on May 19, 1993. Such stock appreciation rights vest as to 15,000 shares on May 19, 1993, as to an additional 15,000 shares on May 19, 1994, and as to the remaining 15,000 shares on May 19, 1995. The terms of these stock appreciation rights were not determined in arm's length negotiations.

     Option/SAR Grants in Last Fiscal Year

     The chief executive officer was not granted any options or stock appreciation rights during the fiscal year ended December 31, 1995.

     Aggregate Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during the fiscal year ended December 31, 1995, by the named executive officer of the Company and the fiscal year end values of unexercised options and SARs.

       (a)                       (d)                    (e)
                                                      Value of
                              Number of             Unexercised
                              Securities            In-the-Money
                              Underlying            Options/SARs
                             Unexercised                 at
                          Options/SARs at FY         FY End ($)
                               End (#)
                             Exercisable/           Exercisable/
                            Unexercisable          Unexercisable
                      --------------------------   -------------

N. Thomas Steele            467,000/--(1)          $20,208/--(2)

(1)Includes stock appreciation rights with respect to appreciation on 45,000 shares of the Company's Common Stock above $4.56, the trading price of the Company's Common Stock on the date of grant on May 19, 1993. Such stock appreciation rights vested as to 15,000 shares on May 19, 1993, as to an additional 15,000 shares on May 19, 1994, and as to the remaining 15,000 shares on May 19, 1995. The terms of these stock appreciation rights were not determined in arm's length negotiations.
(2)Based on the closing bid price for the Company's common stock of $1.5625 on December 31, 1995.

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

                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of April 15, 1996, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's 14,489,401 shares of Common Stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

                                                  Number of
  Name of Beneficial Owner   Nature of             Common       Percentage of
                               Ownership         Owned(1)        Ownership(2)

Principal Shareholders
  Grant Steele               Common Stock         435,075(3)      3.0%
                             Options           300,000(4)         2.1%
                                               -------------

                             Total                735,075         5.0%

  N. Thomas Steele           Common Stock         290,991(5)      2.0
                             Options           422,000(6)         2.8%
                                               -------------

                             Total                712,991         4.8%

  Kenneth L. Ransom          Common Stock         375,613         2.6%
                             Options           300,000(7)         2.0%
                                               -------------

                             Total                675,613         4.6%
Directors and Executive
Officers
  Grant Steele                     -  -  -  -  -  See Above  -  -  -  -  -

  N. Thomas Steele                 -  -  -  -  -  See Above  -  -  -  -  -

  Kenneth L. Ransom                -  -  -  -  -  See Above  -  -  -  -  -

  Bruce C. Decker            Common Stock          75,668         0.5%
                             Options           75,000(8)          0.5%
                                               -------------

                             Total                150,668         1.0%

  Dennis J. Gustafson        Common Stock          19,973(9)      0.1%
                             Options               25,000(11)     0.2%
                                               --------------

                             Total                 44,973         0.3%

All Executive Officers and
Directors as a Group (5
persons)                     Common Stock       1,197,320         8.3%
                             Options           1,122,000          7.2%
                                               -------------

                             Total              2,319,320        14.9%

(1)Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. The address of all such persons for purposes of this table is deemed to be the address of the Company.
(2)Calculations of total percentages of shares outstanding for each individual assumes the exercise of options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
(3)Represents 100,000 shares owned by Dr. Steele's wife's estate and 80,000 shares held by his Individual Retirement Account, over which Dr. Steele exercises sole investment, voting, and dispositive power.
(4)Consists of options to acquire 100,000 shares of Common Stock at an exercise price of $1.50 per share at any time prior to December 1, 1996, and options to acquire 200,000 shares at an exercise price of $2.125 per share at any time prior to September 16, 1999. The options to acquire 100,000 shares at $1.50 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(5)Includes 7,000 shares of Common Stock and 6,250 shares of Common Stock issuable on conversion of outstanding preferred stock, such shares of common and preferred stock held by Mr. Steele's wife.
(6)Consists of options to acquire 116,667 shares of Common Stock at an exercise price of $1.50 per share and 33,333 shares at an exercise price of $1.31 per share at any time prior to December 1, 1996, options to acquire 72,000 shares at $1.50 per share at any time prior to May 19, 1998, and options to acquire 200,000 shares at an exercise price of $2.125 per share at any time prior to September 16, 1999. The options to acquire 116,667 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(7)Consists of options to acquire 65,333 shares of Common Stock at an exercise price of $1.50 per share at any time prior to December 1, 1996, options to acquire 34,667 shares at $1.31 per share at any time prior to December 1, 1996, and options to acquire 200,000 shares at $2.125 per share at any time prior to September 16, 1999. The options to acquire 65,333 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(8)Consists of options to acquire 25,000 shares of Common Stock at $1.81 per share and options to acquire 25,000 shares at $3.38 per share, both expiring July 15, 1996, and options to acquire 25,000 shares at $2.125 per share expiring September 16, 1999. The options to acquire 25,000 shares at $3.38 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(9)Consists of shares owned by the individual retirement account of Mr. Gustafson, over which he exercises sole investment, voting and dispositive power.
(10)Consists of options to acquire 25,000 shares of Common Stock at an exercise price of $2.125 per share at any time prior to September 16, 1999.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Salary Deferrals and Waivers

     Because of shortages of cash and working capital suffered by the Company during recent periods, certain officers and directors of the Company agreed to defer or waive all or portions of their previous salaries. As of December 31, 1995, the Company owed $392,462 in deferred salaries (including $10,527 due N. Thomas Steele), which the officers and directors have agreed not to seek to collect until at least after January 1, 1996 unless such payment would not jeopardize the ability of the Company to continue, or the net amount received by such officers and directors is used to retire existing debt owed to the Company or to purchase stock from the Company on exercise of options so that the Company will have such amounts available for its ongoing cash requirements. The officers and directors to whom the deferred salaries are owed have advised the Company that they will not seek payment of such amounts if such payment would jeopardize the ability of the Company to continue or unless the net amount received, after paying applicable withholding taxes, was used to pay notes for stock purchased on the previous exercise of stock options or for the exercise of additional options now outstanding.

Officer, Director, and Employee Options

     On September 16, 1994, outstanding options were exercised to purchase an aggregate of 650,000 shares of Common Stock as follows: Grant Steele, 200,000 shares at $1.50; N. Thomas Steele, 200,000 shares at $1.50; Kenneth L. Ransom, 200,000 shares at $1.50; Bruce C. Decker, 25,000 shares at $2.25; and Dennis J. Gustafson, 25,000 shares at $2.25. Pursuant to the terms of the options exercised, each optionee paid the purchase price of the options by the delivery of a promissory note payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise. The note installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment. In connection with the issuance of shares on the exercise of such options, Grant Steele, N. Thomas Steele, and Kenneth L. Ransom each returned 24,118 shares, for an aggregate of 72,354 shares, of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. On September 16, 1995, these individuals delivered to the Company shares of Common Stock , valued at $2.25 per share, the approximate price of the Company's common stock as quoted on Nasdaq as of such date, as payment of accrued interest and principal due on notes delivered by them to the Company as payment for the September 1995 installment of their notes as follows: N. Thomas Steele, 50,807 shares for $114,316; Grant Steele, 50,807 shares for $114,316; Kenneth L. Ransom, 50,807 shares for $114,316; Dennis Gustafson, 9,527 shares for $21,436; and Bruce C. Decker, 9,527 shares for $21,436. These transaction were not the result of arm's length negotiations.

Certain Loans

     In previous years, the Company loaned to Bruce C. Decker, an officer and director of the Company, and Robert Richins, a former officer and director, an aggregate of $160,005, secured by a pledge of the obligation of the Company to such persons for accrued but unpaid back salaries. Proceeds from these loans were used principally to purchase equity securities of the Company. As of December 31, 1995, the aggregate amount of principal and interest due the Company from such individuals was $247,470, and the aggregate amount of accrued but unpaid salaries, including interest, due by the Company to such persons was $258,638. The Company has not sought, nor will it seek, payment of the notes until back salaries owed these individuals are paid.

Relocation Agreement

     In May 1993, in connection with the relocation of N. Thomas Steele from Utah to Colorado in order to become president of the Company, the Company agreed, among other items, to guarantee the sales price of Mr. Steele's Utah home. In the third quarter of 1994, the Company sold the home and recognized a loss of approximately $84,200.

                                    PART IV

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K
     (a)(1)  Financial Statements.  The following statements are included in
             --------------------

this report:

Title of Document                                            Page
  Table of Contents                                           F-1
  Report of Hein + Associates, LLP, Certified Public
    Accountant                                                F-2
  Consolidated Balance Sheets - As of  at December 31,
    1994 and 1995                                             F-3
  Consolidated Statements of Operations - For the
    Years Ended December 31, 1993, 1994, and 1995             F-5
  Consolidated Statement of Stockholders' Equity - For
    the Years Ended December 31, 1993, 1994, and 1995         F-6
  Consolidated Statements of Cash Flows - For the
    Years Ended December 31, 1993, 1994, and 1995             F-8
  Notes to Consolidated Financial Statements                 F-10


    (a)(2)  Financial Statement Schedules.  Schedules are omitted because of
            -----------------------------

the absence of conditions under which they are required or because the information is shown in the financial statements.

     (a)(3)  Exhibits.  The following exhibits are included as part of this
             --------

report

              SEC
             Refer-
 Exhibit      ence
   No.        No.                 Title of Document                Location
- ---------- ---------  -----------------------------------------  -------------

Item 3.               Articles of Incorporation and Bylaws
- --------------------------------------------------------------


3.01           3      Articles of Incorporation                   Incorporated
                                                                            by
                                                                  Reference(4)

3.02           3      Bylaws                                      Incorporated
                                                                            by
                                                                  Reference(4)

Item 4.               Instruments Defining the Rights of
- ----------------------
                      Security Holders, Including Indentures
                      ----------------------------------------


4.01           4      Specimen Common Stock Certificate           Incorporated
                                                                            by
                                                                  Reference(1)

4.02           4      Designation of Rights, Privileges, and      Incorporated
                      Preferences of 1991 Series Preferred                  by
                      Stock                                       Reference(1)

4.03           4      Designation of Rights, Privileges and       Incorporated
                      Preferences of 1994 Series Convertible                by
                      Preferred Stock                             Reference(8)

4.04           4      Designation of Rights, Privileges and       Incorporated
                      Preferences of 1995 Series Convertible                by
                      Preferred Stock                            Reference(13)

4.05           4      Designation of Rights, Privileges and       This Filing*
                      Preferences of 1996 Series 6%
                      Convertible Preferred Stock

4.06           4      Form of Underwriter's Warrant to            Incorporated
                      Purchase Units                                        by
                                                                 Reference(10)

4.07           4      Warrant Agreement between the Company       Incorporated
                      and Atlas Stock Transfer Corporation                  by
                      relating to X and Y Warrants                Reference(3)

4.08           4      Amendment to Warrant Agreement between      Incorporated
                      the Company and Atlas Stock Transfer                  by
                      Corporation relating to X and Y             Reference(9)
                      Warrants

4.09           4      Amendment to Warrant Agreement between      Incorporated
                      the Company and Atlas Stock Transfer                  by
                      Corporation relating to X and Y            Reference(10)
                      Warrants

4.10           4      Form of Warrant Agreement between the       Incorporated
                      Company and Atlas Stock Transfer                      by
                      Corporation relating to L Warrants         Reference(10)

4.11           4      Warrant relating to $2.00 Warrants          Incorporated
                                                                            by
                                                                 Reference(10)
4.12           4      Form of Warrant Agreement between the       Incorporated
                      Company and Atlas Stock Transfer                      by
                      Corporation relating to M Warrants         Reference(13)



Item 10.              Material Contracts


10.01          10     Option Agreement between N. Thomas          Incorporated
                      Steele and Foreland Corporation, dated                by
                      June 24, 1985**                            Reference(12)

10.02          10     Option Agreement between Kenneth L.         Incorporated
                      Ransom and Foreland Corporation, dated                by
                      June 24, 1985**                            Reference(12)

10.03          10     Option Agreement between Grant Steele       Incorporated
                      and Foreland Corporation, dated June                  by
                      24, 1985**                                 Reference(12)

10.04          10     Form of Options to directors dated          Incorporated
                      April 30, 1991 with respect to options                by
                      previously granted 1986**                   Reference(1)

10.05          10     Agreement Regarding Oil and Gas             Incorporated
                      Investments, dated May 15, 1991,                      by
                      between the Company and Santa Fe Energy     Reference(6)
                      Resources, Inc.

10.06          10     Agreement Regarding Oil and Gas             Incorporated
                      Investments, dated May 15,1991, between               by
                      the Company and Santa Fe Operating          Reference(6)
                      Partners, Ltd.

10.07          10     Exploration Agreement, dated December       Incorporated
                      1, 1992, entered into by and between                  by
                      Santa Fe Energy Resources, Inc., Santa      Reference(2)
                      Fe Energy Operating Partners, L.P., and
                      the Company

10.08          10     Form of Placement Agent Warrant             Incorporated
                      Agreement, dated February 4, 1993,                    by
                      between the Company and George E.           Reference(9)
                      Dullnig & Co.

10.09          10     Form of Executive Employment Agreement      Incorporated
                      between the Company and executive                     by
                      officers, with form of letter and           Reference(9)
                      related schedule**

10.10          10     Form of Stock Appreciation Rights           Incorporated
                      Agreement between the Company and           by Reference
                      officers, with related schedule**                    (9)

10.11          10     Form of Nonqualified Stock Option           Incorporated
                      between the Company and unrelated third               by
                      parties, with related schedule              Reference(9)

10.12          10     Operating Agreement between the Company     Incorporated
                      and Enserch Exploration, Inc., and                    by
                      Berry Petroleum Company dated June 17,      Reference(9)
                      1993 (as revised June 22, 1993)

10.13          10     Crude Oil Purchase Agreement between        Incorporated
                      the Company and Crysen Refining, Inc.,                by
                      dated September 1, 1993 (Nye County,        Reference(8)
                      Nevada)

10.14          10     Crude Oil Purchase Agreement between        Incorporated
                      the Company and Crysen Refining, Inc.,                by
                      dated September 1, 1993 (Eureka County,     Reference(8)
                      Nevada)

10.15          10     Loan Agreement by and among Foreland        Incorporated
                      Corporation together with its two                     by
                      subsidiaries Krutex Energy Corporation      Reference(8)
                      and Eagle Springs Production Limited
                      Liability Company and CapitalPro
                      International, Inc., dated April 30,
                      1994
10.16          10     Letters from Executive Officers re:         Incorporated
                      Salary deferrals**                          by Reference
                                                                          (13)

10.17          10     Conditional Letter of Acceptance dated      Incorporated
                      June 22, 1994, and related Farmout                    by
                      Letter Agreement between Yates              Reference(8)
                      Petroleum Corporation and Trail
                      Mountain, Inc.

10.18          10     Lease Agreement dated June 7, 1993, by      Incorporated
                      and between Ulster Joint Venture and                  by
                      the Company regarding Union Terrace         Reference(8)
                      Office, as amended

10.19          10     Agreement dated August 9, 1994, between     Incorporated
                      Plains Petroleum Operating Company and                by
                      the Company                                 Reference(8)

10.20          10     Letter Agreement dated September 29,        Incorporated
                      1994, between the Company, Kanowa           by Reference
                      Petroleum, Inc., and D&R Investments                (10)
                      relating to interest in Eagle Springs
                      lease.

10.21          10     Letter Agreement dated October 1, 1994,     Incorporated
                      between Krutex Energy Corporation and       by Reference
                      Caldera & Clements Minerals regarding               (10)
                      Lulling Farmout Agreement.

10.22          10     Letter Agreement dated September 28,        Incorporated
                      1994, between the Company and Mobil         by Reference
                      Exploration & Producing U.S., Inc.                  (10)
                      regarding the Rustler Prospect Farmout
                      Agreement.

10.23          10     Form of Options to employees, with          Incorporated
                      related schedule                            by Reference
                                                                          (10)

10.24          10     Form of Promissory Notes relating to        Incorporated
                      certain options exercised by officers,      by Reference
                      with related schedule                               (10)

10.25          10     Form of Option granted pursuant to          Incorporated
                      reload provisions of previously granted     by Reference
                      options with related schedule                       (10)

10.26          10     Letter dated January 25, 1995 from          Incorporated
                      Plains Petroleum Operating Company          by Reference
                      regarding Plains' election under the                (13)
                      Agreement dated August 9, 1994.

10.27          10     Form of Letter Agreement dated March 8,     Incorporated
                      1995 between the Company and Parsley &      by Reference
                      Parsley Development, L.P. regarding                 (13)
                      Exploration Agreement.

10.28          10     Form of Letter Agreement dated March        Incorporated
                      24, 1995 between the Company and Mobil      by Reference
                      Exploration & Producing U.S., Inc.,                 (13)
                      regarding the Rustler Prospect Farmout
                      Agreement

10.29          10     Form of Registration Agreement relating     Incorporated
                      to Units consisting of 1995 Series          by Reference
                      Preferred Stock and M Warrants                      (13)

10.30          10     Crysen Refining, Inc., document             Incorporated
                      respecting extension of Crude Oil           by Reference
                      Purchase Agreement                                  (13)

Item 21.              Subsidiaries of the Registrant


21.01          21     Schedule of Subsidiaries                    Incorporated
                                                                            by
                                                                  Reference(7)


(1)Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-42828.
(2)Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1992.
(3)Incorporated by reference from the Company's quarterly report on form 10-Q for the period ending March 31, 1993.
(4)Incorporated by reference from the Company's registration statement on form S-1, SEC file number 33-19014.
(5)Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-34970.
(6)Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1991.
(7)Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1993.
(8)Incorporated by reference from the Company's registration statement on form S-1, SEC file number 33-81538.
(9)Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-64756.
(10) Incorporated by reference from the Company's registration statement on form S-2, , SEC file number 33-86076.
(11) Incorporated by reference from the Company's quarterly report on form 10-Q for the period ending March 31, 1993.
(12) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1985.
(13) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1994.

*  Filed as an exhibit to this annual report on form 10-K.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.
     (b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended December 31, 1995, the Company did not file any reports on form 8-K.

                                     SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORELAND CORPORATION


Dated:  April 15, 1996             By  /s/ N. Thomas Steele
                                      ---------------------------

                                        N. Thomas Steele, President


     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  April 15, 1996             By  /s/ N. Thomas Steele
                                      ---------------------------

                                        N. Thomas Steele, President and Director
                                        (Principal Executive Officer and
                                         Principal Financial Officer)


Dated:  April 15, 1996             By  /s/Grant Steele
                                      ---------------------------

                                        Grant Steele, Chairman and Director

Dated:  April      , 1996          By
              -----                  ----------------------------
                                        Kenneth L. Ransom, Vice President-
                                        Exploration and Director


Dated:  April      , 1996          By
              -----                  ----------------------------
                                        Bruce C. Decker, Vice-President and
                                        Director


Dated:  April 15, 1996             By  /s/ Dennis J. Gustafson
                                     ----------------------------

                                        Dennis J. Gustafson, Vice President-
                                        Land and Director


Dated:  April 15, 1996             By  /s/Don W. Treece
                                     ----------------------------

                                       Don W. Treece, Controller (Principal
                                       Accounting Officer)

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                PAGE
                                                                ----


Independent Auditor's Report.....................................F-2

Consolidated Balance Sheets - As of December 31, 1994 and 1995...F-3

Consolidated Statements of Operations - For the Years
     Ended December 31, 1993, 1994, and 1995.....................F-5

Consolidated Statements of Stockholders' Equity - For the Years
     Ended December 31, 1993, 1994, and 1995.....................F-6

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1993, 1994, and 1995...........................F-8

Notes to Consolidated Financial Statements......................F-10

                    INDEPENDENT AUDITOR'S REPORT





Board of Directors
Foreland Corporation
Lakewood, Colorado


We have audited the accompanying consolidated balance sheets of Foreland Corporation and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the real-ization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has suffered losses from inception, and anticipates the need for additional cash to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP


Denver, Colorado
April 12, 1996

                 FORELAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,
                                                     ------------

                                                    1994         1995
                                                  ---------    ---------


                               ASSETS
                               ------

CURRENT ASSETS:
 Cash and equivalents                          $   93,715   $   30,490
 Accounts receivable, net of allowance of
   $9,000 in 1994                                 864,778      438,058
 Inventory                                        168,699       81,382
 Advances to officer and director                   7,907        7,212
 Prepaid expenses and other                         1,472        2,586
                                               ----------   ----------
     Total current assets                       1,136,571      559,728

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, under the successful
   efforts method                               5,133,538    6,874,635
 Furniture, equipment, and vehicles               263,603      299,161
                                               ----------   ----------
                                                5,397,141    7,173,796

 Less accumulated depreciation, depletion and
   amortization                                (1,500,648)  (2,363,211)
                                               ----------   ----------

                                                3,896,493    4,810,585

OTHER ASSETS                                      164,350      230,785
                                               ----------   ----------


TOTAL ASSETS                                   $5,197,414   $5,601,098
                                               ==========   ==========




 See accompanying notes to these consolidated financial statements.

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------


CURRENT LIABILITIES:
 Current maturities of long-term debt          $    -       $  404,237
 Accounts payable and accrued expenses            649,242    1,642,537
 Officers' salaries payable                       354,962      392,462
 Oil and gas sales payable                         84,738      125,899
                                               ----------   ----------

     Total current liabilities                  1,088,942    2,565,135

LONG-TERM DEBT, less current maturities           400,000       23,091

COMMITMENTS (Notes 2, 4 and 8)


STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 5,000,000
   shares authorized:
   1991 Convertible Preferred Stock,
     40,000 shares  issued and outstanding,
     liquidation preference of $50,000                 40           40
   1994 Convertible Redeemable Preferred
     Stock, 1,242,210 and 433,686 shares
     issued and outstanding, respectively,
     liquidation preference of $2,484,420 and
     $867,372, respectively                         1,242          434

   1995 Convertible Redeemable Preferred
     Stock, 1,015,334 shares issued and
     outstanding, liquidation preference
     of $1,523,001                                  -            1,015

 Common stock, $.001 par value, 50,000,000
   shares authorized; 13,587,852 and
   14,489,401 shares issued and outstanding,
   respectively                                    13,588       14,489
 Additional paid-in capital                    21,887,629   23,301,858
 Less note and stock subscriptions receivable  (1,257,250)  (1,092,622)
 Accumulated deficit                           (16,936,777)(19,212,342)
                                               -----------  ----------

     Total stockholders' equity                 3,708,472    3,012,872
                                               ----------   ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,197,414   $5,601,098
                                               ==========   ==========

  See accompanying notes to these consolidated financial statements.

               FORELAND CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS


                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------

                                          1993          1994       1995
                                     -----------  -----------  ----------


REVENUE:
  Oil sales                          $   75,748   $  476,964   $1,017,401
  Operator and well service revenue      21,589       54,880       71,722
  Other income, net                         907       11,147       26,753
                                     ----------   ----------   ----------

     Total revenue                       98,244      542,991    1,115,876

EXPENSES:
  Oil and gas production                 69,970      457,782      424,445
  Oil and gas exploration               860,214      906,371      618,895
  Dry hole, abandonment, and          1,389,728    1,857,878      725,648
     impairment costs
  General and administrative            655,985    1,002,662      775,300
  Compensation - below market
     options                            320,000            -            -
  Depreciation, depletion, and
     amortization                       356,676      329,502      862,563
                                     ----------   ----------   ----------

     Total expenses                   3,652,573    4,554,195    3,406,851
                                     ----------   ----------   ----------






OPERATING LOSS                       (3,554,329)  (4,011,204)  (2,290,975)

OTHER INCOME (EXPENSE):
  Interest income                        89,636       77,693      140,688
  Interest expense                     (113,561)     (85,686)    (125,278)
  Loss on sale of oil and gas
     properties                             -     (434,521)           -
                                     ----------   ----------   ----------



NET LOSS                            ($3,578,254) ($4,453,718) ($2,275,565)
                                     ==========   ==========   ===========

NET LOSS PER COMMON SHARE            $    (.34)   $    (.34)   $   (.16)
                                     ============ =========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                   10,405,000   12,989,000   14,271,000
                                     ==========   ==========   ==========



 See accompanying notes to these consolidated financial statements.


                                   FORELAND CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995


                                           PREFERRED STOCK        COMMON STOCK
                                           ---------------       -------------

                                        SHARES     AMOUNT     SHARES      AMOUNT
                                        ---------- -------   --------   --------

                                                            <C.
BALANCES, January 1, 1993               524,600    $   525   9,220,709  $  9,220
  Stock issued for compensation                 -        -      5,000          5
  Preferred stock exchanged for common  (450,000)     (450)   450,000        450
  Redemption of shares                          -        -        (93)         -
  Preferred stock offering              700,000        700          -          -
  Conversion of promissory notes
     to common stock                            -        -    162,500        163
  Conversion of preferred stock to
     common                             (696,000)     (696)  1,392,000     1,392
  Exercise of preferred warrants                -        -     217,000       217
  Exercise of Class A warrants                  -        -   1,241,990     1,242
  Exercise of X warrants                        -        -      3,000          3
  Waived executive compensation                 -        -          -          -
  Accrued interest                              -        -          -          -
  Options issued below market                   -        -          -          -
  Net loss                                      -        -          -          -
                                        ---------  -------   --------   --------

BALANCES, December 31, 1993               78,600        79   12,692,106   12,692

  Preferred stock offering              1,316,210    1,316          -          -
  Preferred stock offering cost                 -        -          -          -
  Preferred stock exchanged for common  (112,600)     (113)   116,600        117
  Stock issued for promissory notes             -        -    701,900        702
  Exercise of stock options                     -        -     95,600         95
  Options and warrants issued below
     market                                     -        -          -          -
  Collection of principal on notes              -        -          -          -
  Purchase and retirement of shares
     from directors                             -        -    (72,354)       (72)
  Purchase of property for stock                -        -     54,000         54
  Registration costs of warrants and
     stock                                      -        -          -          -
  Services rendered for payment of
     stock subscriptions receivable             -        -          -          -
  Accrued interest on notes                     -        -          -          -
  Net loss                                      -        -          -          -
                                        ---------  -------   --------   --------


BALANCES, December 31, 1994             1,282,210    1,282   13,587,852   13,588



BALANCES, December 31, 1994             1,282,210    1,282   13,587,852   13,588

  Preferred stock offering              1,015,334    1,015          -          -
  Offering costs                                -        -          -          -
  Preferred stock exchanged for common  (808,524)     (808)   808,524        808
  Warrants issued below market                  -        -          -          -
  Exercise of C warrants for cash               -        -    127,833        127
  Note receivable for exercise of
     C warrants                                 -        -     91,667         92
  Collection of principal on notes              -        -          -          -
  Services rendered for common stock                           45,000         45
  Accrued interest on notes                     -        -          -          -
  Common stock returned by officers in
     payment of subscriptions
     receivable and accrued interest                         (171,475)     (171)
  Net loss                                      -        -          -          -
                                        ---------  -------   --------   --------


BALANCES, December 31, 1995             1,489,020  $ 1,489   14,489,401 $ 14,489
                                        =========  =======   ========== ========


                                                                  NOTES FOR
                                     ADDITIONAL                     STOCK          TOTAL
                                       PAID-IN    ACCUMULATED   SUBSCRIPTIONS  STOCKHOLDERS'
                                       CAPITAL    DEFICIT        RECEIVABLE        EQUITY
                                    ----------   --------     --------------- ---------------

BALANCES, January 1, 1993           $11,231,511  $(8,904,805) $    (218,046)  $  2,118,405
  Stock issued for compensation         10,933            -               -         10,938
  Preferred stock exchanged for
     common                                  -            -               -              -
  Redemption of shares                    (250)           -               -           (250)
  Preferred stock offering           3,125,842            -               -      3,126,542
  Conversion of promissory notes
     to common stock                   324,837            -               -        325,000
  Conversion of preferred stock to
     common                               (696)           -               -              -
  Exercise of preferred warrants       379,533            -               -        379,750
  Exercise of Class A warrants       2,793,236            -               -      2,794,478
  Exercise of X warrants                 9,747            -               -          9,750
  Waived executive compensation         37,500            -               -         37,500
  Accrued interest                           -            -         (22,457)       (22,457)
  Options issued below market          320,000            -               -        320,000
  Net loss                                   -   (3,578,254)              -     (3,578,254)
                                    ----------   ----------   -------------   ------------


BALANCES, December 31, 1993         18,232,193   (12,483,059)      (240,503)     5,521,402

  Preferred stock offering           2,631,104            -               -       2,632,420
  Preferred stock offering cost       (291,050)           -               -        (291,050)
  Preferred stock exchanged for
     common                                 (4)           -               -               -
  Stock issued for promissory
     notes                           1,115,598            -      (1,116,300)              -
  Exercise of stock options            196,105            -               -         196,200
  Options and warrants issued
     below market                       90,625            -               -          90,625
  Collection of principal on notes           -            -         103,800         103,800
  Purchase and retirement of
     shares from directors            (153,680)           -               -        (153,752)
  Purchase of property for stock       134,946            -               -         135,000

  Registration costs of warrants
     and  stock                        (68,208)           -               -         (68,208)
  Services rendered for payment of
     stock subscriptions
     receivable                              -            -          41,195          41,195
  Accrued interest on notes                  -            -         (45,442)        (45,442)
  Net loss                                   -   (4,453,718)              -      (4,453,718)
                                    ----------   ----------   -------------   -------------
BALANCES, December 31, 1994         21,887,629   (16,936,777)    (1,257,250)      3,708,472



BALANCES, December 31, 1994         21,887,629   (16,936,777)    (1,257,250)      3,708,472

  Preferred stock offering           1,521,985            -               -       1,523,000
  Offering costs                      (146,282)           -               -        (146,282)
  Preferred stock exchanged for                                           -               -
     common                                  -            -
  Warrants issued below market          13,000            -               -          13,000
  Exercise of C warrants for cash      191,622            -               -         191,749
  Note receivable for exercise of
     C warrants                        137,408            -        (137,500)              -

  Collection of principal on notes           -            -          34,900          34,900
  Services rendered for common
     stock                              82,143            -               -          82,188
  Accrued interest on notes                  -            -        (118,590)       (118,590)
  Common stock returned by
     officers in payment of
     subscriptions receivable
     and accrued interest             (385,647)           -         385,818          -
  Net loss                                   -   (2,275,565)              -      (2,275,565)
                                    ----------   ----------   -------------   -------------


BALANCES, December 31, 1995         $23,301,858  $(19,212,342)$  (1,092,622)  $   3,012,872
                                    ===========  ============ =============   =============

                See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             December 31,
                                                             ------------

                                                   1993          1994           1995
                                              -------------  ------------  ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $ (3,578,254)  $(4,453,718)  $(2,275,565)
 Adjustments to reconcile net loss to
      net cash from operating
      activities:
        Depreciation, depletion and
        amortization                               356,676       329,502       862,563
        Bad debt allowance                               -         8,797        (8,797)
        Waived executive compensation               37,500             -             -
        Abandonments and impairments                     -     1,847,176       725,648
        Issuance of stock for services              10,938             -        82,188
        Accrued note receivable interest           (22,457)      (45,442)     (118,590)
        Amortization of loan origination fee             -        29,167        46,750
        Below market stock options                 320,000             -             -
        Loss on sale of oil and gas
        properties                                       -       434,521             -
      Services rendered for payment of note                       41,195             -
        Other                                            -        (5,878)            -
        Changes in operating assets and
        liabilities:
             (Increase) decrease in:
             Accounts receivable                  (220,882)     (615,904)      435,517
             Advances to officer                  (175,693)      171,923           695
             Inventory                             (55,864)      (72,223)      (10,178)
             Prepaid expenses and other             63,551        14,059        (4,218)
           Increase (decrease) in:
             Accounts payable and accrued
             expenses                              722,646      (218,183)      417,095
             Officers' salaries payable             (5,082)       33,375        37,500
                                              ------------   -----------   -----------


        Net cash provided by (used in)
        operating activities
                                                (2,546,921)   (2,501,633)      190,608
                                              -------------  -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                (186,707)            -             -
 Proceeds from sale of marketable securities       189,911       186,707             -
 Proceeds from sale of oil and gas
 properties                                              -        50,000        41,607
 Additions to oil and gas properties            (3,009,154)   (1,423,605)   (1,883,496)
 Purchase of other property and equipment          (80,375)      (67,859)       (7,264)
 Proceeds from note receivable                      66,666        72,222        34,900
                                              ------------   -----------   -----------

        Net cash used in investing
        activities                              (3,019,659)   (1,182,535)   (1,814,253)
                                              ------------   -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock                     3,126,542    2,341,370      1,523,000
 Proceeds from exercise of warrants and
    options                                      3,183,978      196,200        191,749
 Purchase and retirement of shares from                  -     (153,752)             -
    directors
 Payment of offering and registration costs              -      (68,208)      (153,363)
 Payment of long-term debt and promissory                -            -           (966)
    notes
 Collection of principal on notes                        -      103,800              -
 Proceeds from long-term debt                            -      400,000              -
 Other                                             (24,639)           -              -
                                              ------------   ----------    -----------

        Net cash provided by financing
        activities                               6,285,881    2,819,410      1,560,420
                                              ------------   ----------    -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS        719,301     (864,758)       (63,225)

CASH AND EQUIVALENTS, beginning of year            239,172      958,473         93,715
                                              ------------   ----------    -----------


CASH AND EQUIVALENTS, end of year             $    958,473   $   93,715    $    30,490
                                              ============   ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
      Cash paid for interest                  $      -       $   50,316    $    41,327
                                              ===========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
    Notes payable and accrued interest
    converted to common stock                 $    325,000   $        -    $         -
                                              ============   ==========    ===========

    Exercise of stock options and warrants
    in exchange for notes receivable          $          -   $1,116,300    $   137,500
                                              ============   ==========    ===========

    Below market warrants issued as loan
    origination  fee                          $          -   $   87,500    $    13,000
                                              ============   ==========    ===========

    Issuance of 54,000 common shares for
    acquisition of oil and gas properties     $          -   $  135,000    $         -
                                              ============   ==========    ===========

    Note receivable obtained for sale of oil
    and gas properties                        $          -   $   25,000    $         -
                                              ============   ==========    ===========

    Debt incurred for purchase of equipment   $          -   $        -    $    28,294
                                              ============   ==========    ===========

    Return of 171,475 shares of common stock
    by officers for subscription receivable   $          -   $        -    $   385,818
                                              ============   ==========    ===========

 See accompanying notes to these consolidated financial statements.

               FORELAND CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------


  Nature of Operations - Foreland Corporation (Foreland) was incorporated in Nevada in 1985 to engage in oil exploration, development, and production. Activities to date have focused primarily in north-central Nevada.

  Principles of Consolidation - The consolidated financial statements include the accounts of Foreland and its wholly-owned subsidiaries, Krutex Energy Corporation (Krutex), and Eagle Springs LLC (Eagle Springs), collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

  Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Oil and Gas Properties - The Company follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.
 Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells.

  The Company determines impairment of proved oil and gas properties by comparing the net carrying value of all of the Company's proved properties to the undiscounted future net revenues for such properties. Impairment is recognized to the extent that the carrying value exceeds the undiscounted future net revenues. Also see Note 11.

  Unproved oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploratory wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling.

  Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

  Other Property and Equipment - Furniture, equipment, and vehicles are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 10 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

  The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, realizability of notes and common stock subscriptions receivable, impairment of unproved oil and gas properties, and oil reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of proved oil and gas properties. The Company's reserve estimates were determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. At December 31, 1995, approximately 44% of the Company's oil reserves are attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

  At least annually, the Company is required to evaluate the possible impairment of the carrying value of its proved oil and gas properties. This involves a comparison to the estimated future undiscounted cash flows, which is the primary basis for determining the related fair values for such properties. In addition to the uncertainties inherent in the reserve estimation process, this amount is affected by historical and projected prices for oil which has typically been volatile. It is reasonably possible that the Company's oil reserve estimates will materially change in the forthcoming year.

  Additionally, at December 31, 1995, the Company has net capitalized costs of approximately $114,000 related to a well in progress. If this well is ultimately unsuccessful, these costs will be charged to operations.

  Inventory - Inventory consists primarily of oil and gas production equipment and crude oil. Inventory is carried at the lower of cost or market, cost being determined generally under the average cost method of accounting, or where possible, by specific identification. The Company has classified $50,000 of used oil field equipment inventory as long-term (included with other assets), because based on current inventory usage and the type of equipment, it is not expected to be sold or placed in service within the next year.

  Income Taxes - The Company accounts for income taxes on the liability method, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

  Revenue Recognition - The Company recognizes oil sales upon delivery to the purchaser. Revenues from operator and well service fees are recognized as the services are performed.


  Net Loss Per Share - The net loss per share calculation is based on the weighted average number of shares outstanding during each year. Convertible preferred stock, options, and warrants outstanding have been excluded from the calculation since the effect would be antidilutive.

  Financial Instruments - Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1995, management's best estimate is that the carrying amount of all financial instruments approximates fair value due to the short maturity of these instruments.

  Reclassifications - Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the presentation in 1995. The reclassifications had no effect on the 1993 or 1994 net loss.


2.  BASIS OF PRESENTATION:
    ---------------------


  The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses of $19,212,342 since inception, and the ability of the Company to continue as a going concern is dependent on its ability to successfully develop its oil and gas properties and ultimately achieve profitable operations. Management's plans in this regard are set forth below.

  The Company will continue to seek cash proceeds from the exercise of options and warrants currently outstanding and from the sale of additional common stock, preferred stock, warrants, or other securities for cash. If inadequate funds are received from security offerings, the Company will seek required operating capital through interim debt financing, the farmout of drilling prospects, the sale of leases, drilling prospects or exploration rights on specific prospects, the sale of geological and geophysical data gathered in Nevada by the Company since 1985, or through other means. The Company intends to fund its exploration drilling program by spreading the risk inherent in this type of drilling by entering into drilling partnerships with others. The Company is continuing negotiations with various other exploration firms to fund additional drilling in Nevada, but there is no assurance that arrangements can be reached on terms acceptable or favorable to the Company.

  The Company believes these efforts along with increased revenues from oil and gas production will enable it to continue its operations in the forthcoming year.

3.  RELATED PARTY TRANSACTIONS:
    --------------------------


  The Company owed $354,962 and $392,462 in salaries and interest to its officers and directors at December 31, 1994 and 1995, respectively.

  In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $123,421, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for accrued but unpaid back salaries of approximately $156,720. A portion of the proceeds from these loans was used to purchase $100,000 in preferred stock and warrants. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $247,470 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling $258,638 at December 31, 1995) are paid. At December 31,

1995, $247,470, including accrued interest, was due under the notes (which are included as a reduction of stockholders' equity in the accompanying financial statements).

  In May 1993, in connection with the Company's move to Denver, Colorado, the Company agreed to: (1) pay for all relocation expenses incurred by the president; (2) pay the president's mortgage payments and maintenance costs on his former residence; (3) grant the president options to purchase 72,000 shares of the Company's common stock at $1.50 per share; (4) guarantee a minimum sales price of $375,000 on his former residence; and (5) advance the president up to $175,000. In September 1994, the Company sold the residence and received approximately $290,000 net of selling costs and recognized a loss on the transaction of approximately $85,000. Additional relocation costs of approximately $29,000 were paid in 1994.

  See Note 4 for other related party transactions.


4.  STOCKHOLDERS' EQUITY:
    --------------------


  1991 Offering - During November 1991, the Company received net proceeds of $1,971,100 from a public offering of 4,600 units. Each unit consisted of 270 shares of common stock, 270 A warrants to purchase common stock at $2.25 per share, and 270 B warrants to purchase common stock at $3.90 per share. The warrants were exercisable through October 30, 1994. Upon expiration of the B warrants, the Company issued 1,242,000 L warrants to replace the B warrants. The L warrants are exercisable to purchase common stock at $8.00 per share through December 31, 1996.

  The L Warrants are subject to redemption by the Company at a price of $0.10 per L Warrant on 30 days' prior written notice if the closing bid price of the Common Stock of the Company, as quoted on NASDAQ, exceeds the L Warrant exercise price by at least 20% for 20 of 30 trading days during a period ending within 10 days of the notice of redemption. All L Warrants in any class must be redeemed if any L Warrant in that class is redeemed. L Warrants may be exercised during the 30 day period after notice of redemption has been given.

  In conjunction with the 1991 Offering, the Company issued to the underwriter for $100, 400 underwriter unit warrants consisting of an aggregate of 108,000 Class A warrants, 108,000 Class B warrants, and 108,000 shares of common stock.

The underwriter's unit warrants were exercisable at $550 per each unit. In 1995, pursuant to their terms, the underwriter's unit warrants were adjusted so that they are now exercisable at $552 per unit and the 400 units purchasable on exercise now consist of an aggregate of 138,000 shares of common stock, 138,000 Class A Warrants and 138,000 Class B Warrants. The underwriter's unit warrants are exercisable through October 30, 1996. The A and B Warrants issuable on the exercise of the underwriter's unit warrants are not redeemable and are exercisable through October 30, 1995, at an exercise price of $2.25 and $3.90, respectively, to acquire one share of Common Stock for each A and B Warrant exercised.

  On July 23, 1993, Foreland notified holders of its Class A warrants that Foreland would redeem the warrants at $.10 each if not exercised by October 1, 1993. During 1993, the holders of Class A warrants purchased 1,241,990 shares of common stock at $2.25 per share for total proceeds of $2,794,478.

  1991 Private Placement - During 1991, the Company sold 914,600 shares of convertible preferred stock in a private placement at $1.25 per share for net proceeds of $972,954. The purchasers of preferred stock also received two-year warrants (the 1991 warrants) to purchase an aggregate of 455,000 shares of common stock at $1.50 per share during the first year and $1.75 per share during the second year. The sales agent for the private placement received warrants to purchase an aggregate of 73,000 shares of common stock at $1.25 per share. At the election of the holder, each share of 1991 preferred stock may be converted into one share of common stock.

  The holders of the 1991 warrants purchased 186,000 shares of common stock at $1.50 per share, and 10,000 shares of common stock at $1.75 per share for total proceeds of $296,500 during 1992 and 217,000 shares of common stock at $1.75 per share for a total of $379,750 during 1993.

  During 1992, 72,000 of the 73,000 underwriter warrants issued in connection with the 1991 preferred private placement were exercised at $1.25 per share for total proceeds of $90,000.

  The holders of the 1991 convertible preferred stock elected to convert 450,000 and 34,600 shares into common stock in 1993 and 1994, respectively. No holders of the 1991 convertible preferred stock elected to convert their shares to common in 1995.

  1993 Private Placement - During May 1993, the Company completed a private placement totaling $3,500,000 for the sale of 700,000 units, each unit consisting of one share of 1993 Convertible Preferred Stock, par value $.001, and one X warrant, yielding net proceeds of approximately $3,126,542, after placement commissions and other costs of the offering. Subsequent to such offering, each share of 1993 preferred stock was convertd into two shares of the Company's common stock. Each X warrant entitled the holder to purchase, at any time through December 1, 1994 at an exercise price of $3.25 one share of the Company's common stock, and one Y warrant to purchase, for $4.00 per share, an additional share of common stock through December 15, 1995. Through December 1, 1994, holders of an aggregate of 3,000 X Warrants exercised such warrants and the Company isued 3,000 shares of common stock and 3,000 Y Warrants. The 697,000 X Warrants not exercised by December 1, 1994, were exercisable at $4.00 per share thereafter. The outstanding X and Y Warrants originally expired on December 15, 1995, but the Company extended the exercise period to March 14, 1996. During such period, no holders elected to exercise the outstanding X or Y Warrants.

  The Company issued to the placement agent in this offering warrants to purchase 70,000 units, each unit consisting of one share of 1993 convertible preferred stock and one X warrant, such securities containing the same terms and conditions as those issued to investors.

  1994 Private Placement - In July of 1994, the Company issued 1,316,210 shares of 1994 Convertible Redeemable Preferred Stock and 658,105 C Warrants for net proceeds of $2,341,370. The preferred stock and warrants were sold as units at $4.00 per unit, such units consisting of two shares of preferred stock and one C Warrant. The Company issued to the placement agent in this offering warrants to purchase 65,811 units which are exercisable before July 8, 1999, at an exercise price of $4.40 per unit.

  At the election of the holder, each share of preferred stock may be converted at any time after October 31, 1994, into one share of common stock. Holders of the 1994 Preferred Stock elected to convert 74,000 and 808,524 shares into common shares in 1994 and 1995, respectively. The 1994 preferred stock is redeemable at any time after March 31, 1996, at $4.00 per share at the Company's option, and has a liquidation preference of $2.00 per share.


  Each C Warrant originally entitled the holder to purchase, at any time between October 31, 1994, and July 1, 1995, for an exercise price of $3.00, one share of common stock During September 1995, the Company amended the exercise price of the Class C warrants from $3.00 per share to $1.50 per share, and extended the expiration date from September 30, 1995 to October 10, 1995. In October 1995, the Company received $191,749 in cash and a $137,500 note receivable for the exercise of 219,500 C warrants. The note receivable was recorded as a reduction in stockholders' equity.

  1995 Private Placement - Between March and September 1995, the Company completed the sale of 507,667 non-transferable units (the "Units") for $3.00 per unit. Each Unit consists of two shares of preferred stock designated as the 1995 Series Preferred Stock and one M warrant. At the election of the holder, each share of 1995 Preferred Stock may be converted into one share of common stock. The 1995 preferred stock has a liquidation preference of $1.50 per share. Each M warrant entitles the holder to purchase, at any time through December 31, 1998, for $4.00 one share of Common Stock. M Warrants not exercised by December 31, 1998 will expire. The M Warrants may be redeemed by the Company on at least 30 days' notice at a redemption price of $.10 per M Warrant if the average closing price for the Company's Common Stock is at least $6.00 per share for 20 consecutive trading days prior to the redemption notice, subject to certain other conditions. The Company has agreed to file a registration statement under the Securities Act of 1933 covering the resale of the Conversion Shares issuable on conversion of the 1995 Preferred Stock and the Warrant Shares issuable on the exercise of the M Warrants.

  Options - In 1985, the Company granted to its founders, who were also directors and officers, options to purchase 1,100,000 shares of the Company's common stock at a purchase price of $1.50 per share. During 1989, the Board extended to June 15, 1992, the 1985 options held by the Company's current directors to purchase, in the aggregate, up to 1,050,000 shares of common stock.
 In addition, the 1985 options were revised to provide that upon exercise of any of the options to purchase 1,050,000 shares of common stock, the Company will grant new five-year options for an equal amount of shares at a new exercise price to be equal to the trading price for the Company's common stock as of the date of grant. In April 1991, the options were again extended through 1996 and the officers and directors waived their rights to 100,000 options. In 1991, options for 67,781 shares were exercised at $1.50 per share, and new options were granted for 67,781 shares at $1.31 per share through December 1996.

  During 1991, options to purchase 25,000 shares at $1.81 and 25,000 shares at $3.38 through July 15, 1996 were granted to an officer and director. Upon exercise of the 25,000 options at $3.38, new options for an equal number of shares at a new exercise price equal to the trading price of the Company's common stock at the date of grant will be issued.

  In April 1994, options to purchase a total of 50,000 shares at $2.25 through April 1999 were granted to two officers and directors. Upon exercise of the options, new options for an equal number of shares at an exercise price equal to the trading price of the Company's common stock at the date of grant will be issued.

  During 1994, outstanding options, including the options granted in April
1994, were exercised to purchase Common Stock as follows: Grant Steele, 200,000 shares at $1.50; N. Thomas Steele, 200,000 shares at $1.50; Kenneth L. Ransom, 200,000 shares at $1.50; Bruce C. Decker, 25,000 shares at $2.25; and Dennis J. Gustafson, 25,000 shares at $2.25. Pursuant to the terms of the options exercised, each optionee paid the purchase price of the options by the delivery of a promissory note payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise. The note installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment. In connection with the issuance of shares on the exercise of such options, Grant Steele, N. Thomas Steele, and Kenneth L. Ransom each returned 24,118 shares, for an aggregate of 72,354 shares, of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. Also pursuant to the terms of the options exercised, the Company automatically granted new five year options to purchase Common Stock at $2.125, the market price for the Common Stock at the time of exercise, as follows: Grant Steele, 200,000 shares; N. Thomas Steele, 200,000 shares; Kenneth L. Ransom, 200,000 shares; Bruce C. Decker, 25,000 shares; and Dennis J. Gustafson 25,000 shares.
  The first payment for the above referenced notes became due in September
1995.  Grant Steele, N. Thomas Steele, and Kenneth Ramson each returned
50,807 shares of Common Stock in satisfaction of the first installment of principal and interest on their $300,000 notes, while Bruce Decker and Dennis Gustafson each returned 9,527 shares in satisfaction of the first installment of principal and interest on their $56,250 notes.

  During 1994, the Company granted five-year options which allow several employees to purchase an aggregate of 105,000 shares of common stock at $3.00 per share. Options for 10,000 shares were immediately exercisable upon grant, 31,000 vested and became exercisable one year after grant, 32,000 vest and become exercisable after two years, and 32,000 vest and become exercisable after three years, provided that the employee in each case has been, within the preceding 30 days, an employee of the Company.

  In 1994, the Company granted options to a non-affiliated person to purchase 30,000 shares of common stock at an exercise price of $3.00 per share through October 6, 1999.

  SARS - In 1993, the Company granted a total of 180,000 Stock Appreciation Rights (SARS) to officers. The SARS vest 1/3 upon grant, 1/3 on the first anniversary date of the grant, and 1/3 on the second anniversary date of the grant. The SARS entitle the officers to receive cash, stock or a combination of both in an amount equal to the amount by which the fair market value of the Company's common stock on the date the SARS are exercised exceeds $4.56 per share. The SARS expire in May 1998.

  In 1994, the Company granted 45,000 SARS to an executive officer and director. The SARS entitle the officer to receive cash, stock, or a combination of both in an amount equal to the amount by which the fair market value of the Company's common stock on the date the SARS are exercised exceeds $2.50 per share. The SARS expire in June 1999.


  Summary - The following summarizes the options and warrants currently
  -------

  outstanding:

                                  EXPIRATION DATE      COMMON SHARES
                               ------------------   -----------------

    Options (price per share):
    -------------------------


  Officers and directors:
    Exercise price of $3.38    July 1996                25,000
    Exercise price of $1.81    July 1996                25,000
    Exercise price of $1.50    December 1996-          354,000
                               May 1998
    Exercise price of $1.31    December 1996            68,000
    Exercise price of $2.125   September 1999          650,000

  Others:
    Exercise price of $2.50    April 1998               20,000
    Exercise price of $1.50    April 1998               30,000
    Exercise price of $3.00    October 1999            135,000
                                                     ---------

        Total options                                1,307,000
                                   ---------

  Warrants (price per share):
  --------------------------


  Exercise price of $4.00       March 1996               3,000
    (Y warrants)
  Exercise price of $6.00-8.00 December 1996         1,242,000
  (L warrants)
  Exercise price of $4.00       March 1996             697,000
    (X warrants)
  Exercise price of $1.60      October 1996            138,000
    (Placement Agent)
  Exercise price of $1.25      February 1996             1,000
    (Underwriter)
  Exercise price of $1.50       April 1996             200,000
    (CapitalPro)
  Exercise price of $2.00       April 1997             200,000
    (CapitalPro)
  Exercise price of $4.00      December 1998           507,667
    (M Warrants)
  Exercise price of $1.50        June 2000             100,000
    (Investment Banker)
                                                     ---------

        Total warrants                               3,088,667
                                                     ---------


  Total options and warrants
  issued and outstanding                            4,395,667
                                                    =========


  The above table does not include 346,000 warrants to purchase common stock purchase warrants, underlying units currently outstanding, or any options issuable upon the exercise of existing options.

  The Company has also issued 271,622 warrants to purchase preferred stock of prices ranging from $2.20 to $2.75.


5.  INCOME TAXES:
    ------------


  Deferred tax assets (liabilities) are comprised of the following at December 31, 1994 and 1995:

                                            1994         1995
                                        ----------   ----------

Long-term deferred tax assets
(liabilities):
Net operating loss carryforward         $6,700,000   $7,300,000
Property and equipment basis            (1,000,000)  (1,300,000)
differences
Below-market stock options                 100,000      100,000
                                         ---------    ---------


Net deferred tax assets                  5,800,000    6,100,000

Less valuation allowance                (5,800,000)  (6,100,000)
                                        ----------   ----------


Net deferred tax assets                 $    -       $     -
                                         =======      =========






  The Company has a net operating loss carryforward of approximately $19,700,000 for income tax purposes. A portion of these net operating loss carryforwards may be subject to reduction or limitation of use as a result of change in ownership or certain consolidated return filing regulations.

  The loss carryforwards for income tax purposes expire as follows:

 YEAR OF
EXPIRATION
- -----------

   1999                             $  300,000
   2000                                100,000
   2001                                700,000
   2002                              1,600,000
   2003                              1,400,000
   2004                              1,000,000
   2005                              1,300,000
   2006                              1,900,000
   2007                              1,700,000
   2008                              4,300,000
   2009                              3,800,000
   2010                              1,600,000
                                    ----------

                                   $19,700,000
                                   ===========

6.  SIGNIFICANT CONCENTRATIONS:
    --------------------------


  Substantially all of the Company's accounts receivable result from crude oil sales and joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company generally analyzes the entity's net worth, cash flows, earnings, and/or credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.

  The Company's oil and gas properties are located in north-central Nevada where the net price realized for the Company's oil production is typically discounted due to gravity adjustments and transportation costs. Accordingly, in comparison to the net price received by oil producers in many other areas of the United States, the Company often realizes a lower net sales price.
Additionally, the Company is vulnerable to a curtailment in drilling activity in order to realize the value of oil field inventories and related operating assets. Due to the remote location, the Company may be vulnerable to delays and shortages of equipment due to a relatively limited number of suppliers for certain goods and services.


  At December 31, 1995, the Company had a receivable from a single oil purchaser for $225,000, which was collected in January 1996. This purchaser accounts for all of the Company's oil sales. Additionally, at December 31, 1994 and 1995, the Company had joint interest billings from a single customer of approximately $475,000 and $175,000, respectively.


7.  LONG-TERM DEBT:
    --------------


  Long-term debt at December 31, 1994 and 1995, consists of the following:
                                                       1994     1995
                                                    =======    ------


   Note payable to unrelated party.                 $400,000   $400,000

   Other installment notes.  Interest at 13.4%,
   monthly principal and interest payments of
   approximately $639 through October 1999 when
   the remaining balance is due.  The notes are
    collateralized by vehicles.                            -     27,328
                                                    --------   --------


   Total long-term debt                             400,000    427,328

   Less current maturities                                 -   (404,237)
                                                    --------   --------
       Total long-term debt, less current           $400,000   $ 23,091
       maturities                                   --------   --------

    On April 30, 1994, the Company borrowed $400,000 from an unrelated party to provide interim financing to proceed with the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. In connection with the loan, the Company granted the lender warrants to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996 or 60 days subsequent to the repayment of the loan. The loan originally provided for interest at 8.4% per annum, payable quarterly, and was due on April 30, 1995.

    In May 1995, the Company negotiated the extension of the due date of this loan to April 30, 1996, and in connection with such extension, the interest rate was increased to 10%, the Company reduced the exercise price of the warrants previously granted to $1.50 per share, and the Company granted new warrants to purchase 200,000 shares of Common Stock at $2.00 per share through the earlier of April 30, 1997, or 60 days subsequent to the repayment of the loan.

    Borrowings are collateralized by substantially all of the Company's property, equipment, receivables and inventory. The credit agreement contains certain covenants, including those that prohibit the Company from selling substantially all of its assets and incurring additional collateralized indebtedness in excess of $50,000. From time to time, certain vendors of the Company file mechanics liens against the Company's oil and gas properties in order to secure their claims. These liens are typically cleared in a relatively short period of time and management believes they are insignificant to the Company's financing activities.


    The aggregate maturities of long-term debt are as follows:

Year Ending
December 31,
- ------------

   1996                         $404,237
   1997                            4,844
   1998                            5,538
   1999                           12,709
                                 -------
                                $427,328
                                ========

8.  COMMITMENTS:
    -----------


    The Company currently rents administrative office space and equipment under noncancelable leases. Total rental expenses incurred under operating leases amounted to $55,205, $64,717, and $67,382 for the years ended December 31, 1993, 1994, and 1995, respectively.

    The total minimum rental commitment as of December 31, 1995 is as follows:

   1996                        $ 57,061
   1997                          52,200
   1998                          29,393
                               --------
                               $138,654
                               ========

   In 1995, the Company entered into a financial consulting agreement with Vantage Resource Group LLP ("Vantage") whereby the Company agreed to pay Vantage 3% of the gross proceeds from any debt or equity financing from any person directly or indirectly introduced to the Company by Vantage. The Company also agreed to pay Vantage 1% of the proceeds from any financing obtained from any other source. The Company agreed to pay these amounts during the term of the consulting agreement, which expires in June 1996, and for 12 months thereafter.
 The Company has issued 100,000 warrants exercisable at the lower of $1.50 or the average of the closing price of the common stock for the 20 business days preceding the exercise date. The warrants expire in June 2000. The Company has agreed to issue an additional 100,000 warrants in the event Vantage is successful in obtaining financing in excess of $1,000,000.




9.  OIL AND GAS PROPERTY CONVEYANCES:
    --------------------------------


   During 1994, the Company entered into an agreement with Barrett Resources Corporation ("Barrett") whereby Barrett agreed to pay 80% of the first $2,400,000, or as much as $1,920,000, of the costs to drill and, if practical, complete three oil wells in the Company's Eagle Springs field. In January 1995, Barrett elected to retroactively assign ownership of the Eagle Springs properties and leaseholds to the August 1, 1994 effective date of the agreement.
 The accompanying financial statements give effect to Barrett's election as of August 1, 1994, with no gain or loss recognized since this transaction represented a pooling of capital. After the initial $2,400,000 of expenditures, additional development costs are being shared 60% by the Company and 40% by Barrett.

   In 1994, Krutex entered into an agreement with an unrelated third party operator under which the operator agreed to pay Krutex $50,000 to earn 75% of Krutex's working interest in the West Salt Flat Field. In addition, Krutex granted the operator an option to purchase Krutex's remaining 25% interest for $25,000 through February 2, 1995. This option was exercised in 1995 and the Company recognized a loss of $434,521 in 1994.


10.  SUBSEQUENT EVENTS:
     -----------------


   In March 1996, the Company issued 500 shares of 6% convertible preferred stock for net proceeds of $472,500. From May 1996 through March 1998, at the election of the holder, each share may be converted into that number of shares of the common stock determined by dividing $1,000 plus all accrued but unpaid dividends on such a share by the lesser of (i) $1.50 or (ii) 75% of the average closing bid price of the common stock as reported by NASDAQ for the trading date immediately preceding the date of conversion.

   Under certain conditions, this stock may be redeemed after April 1, 1997 at a price of 133% of the original issue price. The Company has agreed to register the resale of the common stock issuable on conversion in certain circumstances.

11.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (UNAUDITED):
     ----------------------------------------------------------


   In March 1995, the Financial Accounting Standards Board issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and will change the Company's method of determining impairment of proved oil and gas properties. Management estimates that the application of the new standard would have increased the provision for impairment of oil and gas properties by approximately $450,000 as of December 31, 1995. The Company plans to adopt the new standard in the first quarter of 1996.

   In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method.
 For transactions with employees, the Company currently does not intend to adopt the fair value accounting under SFAS 123, and will be subject only to the related disclosure requirements.


12.  DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:
     --------------------------------------------------


   All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                            DECEMBER 31,
                                            --------------------

                                                 1994        1995
                                            ----------  -----------
  Proved oil and gas producing properties   $4,145,656   $6,292,331
  Wells in progress                            137,285     113,986
  Unproved properties, net of allowance for
  impairment of $250,000 in 1995               850,597     468,318
                                            ---------    ---------
                                             5,133,538    6,874,635
  Accumulated depreciation, depletion and   (1,361,802)  (2,183,423)
                                            ----------   ----------
  amortization                              $3,771,736   $4,691,212
                                            ==========   ==========

  Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the three years ended December 31, 1993, 1994, and 1995 are as follows:

                                       1993        1994         1995
                                  ----------   ----------   ----------


  Acquisition costs               $  843,871   $  347,393   $   46,597
                                  =========    ==========   =========


  Exploration costs               $2,249,942   $1,829,943   $1,024,008
                                  ==========   ==========   ==========


  Development costs               $2,166,883   $1,232,606   $2,414,265
                                  ==========   ==========   ==========



  Estimated Quantities of Proved Oil and Gas Reserves (Unaudited) - Proved oil
  ---------------------------------------------------------------

and gas reserves are the estimated quantities of crude oil, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.
 However, reserve information should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserve calculations involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. These estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates.

  At December 31, 1995, over 40% of the Company's reserves are attributable to undeveloped properties which are scheduled to be drilled over the next two years at an estimated cost of approximately $2,750,000. As of December 31, 1995, the Company has minimal working capital and, therefore, may be unable to develop its reserves unless additional capital is raised, financing is obtained and/or the property interests are sold. If the property interests are farmed out to fund development, the Company's revenue interest will decrease.


  Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Hence, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers for 1993 and 1995, and by a petroleum engineer who was employed by the Company for 1994.

  Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil reserves (in barrels) as of December 31, 1993, 1994, and 1995:

                                    1993         1994         1995
                                  ---------    ---------    --------


Proved reserves, beginning of       506,000    1,144,000    1,848,000
year
   Production                       (29,000)     (38,000)    (88,000)
   Purchase of reserves in place    627,000      308,000       -
   Discoveries, extensions and
   other additions                    -          994,000     724,000
   Sale of reserves in place          -         (737,000)      -
   Revisions of previous             40,000      177,000    (478,000)
   estimates                      ---------    ---------    --------


Proved reserves, end of year      1,144,000    1,848,000    2,006,000
                                  =========    =========    =========


Proved developed reserves, end of   754,000      992,000    1,175,000
                                  ---------    ---------    ---------
year


  Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
  --------------------------------------------------------------------

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

  Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

  The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                  DECEMBER 31,
                                 -------------------------------

                                     1993         1994          1995
                                ----------  -----------  -----------


Future cash inflows            $12,445,000 $21,178,000   $25,926,000
Future production costs         (4,749,000) (7,439,000)  (11,092,000)         )
Future development costs        (2,808,000) (2,352,000)   (2,754,000)
Future income tax expense                -           -           -
                                ----------  ----------    ---------
Future net cash flows            4,888,000  11,387,000    12,080,000

10% annual discount for
estimated timing of cash flows  (2,692,000) (6,276,000)   (5,880,000)
                                ----------  ----------    ----------

Standardized measure of
discounted future               $2,196,000  $5,111,000    $6,200,000
of cash flows                   ----------  ----------    ----------

  The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1993, 1994, and 1995:

                                        1993          1994        1995
                                    ----------   -----------  --------


  Standardized measure, beginning   $1,215,000   $2,196,000   $5,111,000
of year
  Sales of oil and gas, net of          (6,000)     (19,000)    (593,000)
production costs
  Extensions, discoveries and                -    4,165,000    4,122,000
other, net
  Purchase of reserves in place      3,136,000    1,364,000           -
  Sale of reserves in place                  -   (1,118,000)          -
  Net change due to revisions in       120,000      142,000   (2,565,000)
quantity estimates
  Net change due to changes in      (3,161,000)     346,000       (2,000)
prices and production costs
  Net change in future development     472,000   (2,234,000)    (384,000)
costs
  Net change in income taxes           298,000            -            -
  Accretion of discount                122,000      269,000      511,000
                                     ---------    ---------    --------
  Standardized measure, end of      $2,196,000   $5,111,000   $6,200,000
  year                              ----------   ----------   ----------