Form 10-K/A
period 1995-12-31
FORELAND CORP
filed 1996-04-18
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1995

                                       OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from         to              .
                                           -------    -------------

                 Commission File Number 0-14096
                                        ----------------------


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

(Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code(303) 988-3122
                                                  ---------------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o


Page 1 of 3 consecutively numbered pages.

    The registrant hereby amends its annual report on Form 10-K in order to electronically file its financial data schedule for such report.

SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORELAND CORPORATION


Dated:  April 16, 1996             By   /S/ N. Thomas Steele
                                     ----------------------------

                                      N. Thomas Steele, President