Form 10-Q
FORELAND CORP
filed 1996-05-20
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996






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









     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  x      No  "

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of May 13, 1996, the Company had outstanding 14,700,447 shares of its common stock, par value $0.001 per share.


                                     PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
     The consolidated condensed financial statements included herein have been prepared by Foreland Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1995.


                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                      March 31, 1996  Dec. 31, 1995
                                      --------------  -------------

              ASSETS
Current assets:
  Cash and cash equivalents ..........  $267,091        $ 30,490
  Accounts receivable - trade.........   296,427         438,058
  Inventory ..........................    58,563          81,382
  Advances to officer ................     7,128           7,212
  Prepaid expenses and other .........    31,413           2,586
                                         -----------    -----------

       Total current assets ..........   660,622         559,728

Property and equipment, at cost:
  Oil and gas properties,
  under the successful efforts method  7,124,980       6,874,635
  Other property and equipment .......   299,374         299,161
                                         -----------    -----------

                                       7,424,354       7,173,796
  Less accumulated depreciation,
  amortization, depletion,
     and impairment.................. (3,054,882)     (2,363,211)
                                         -----------    -----------

                                       4,369,472       4,810,585

Other assets..........................   437,729         230,785
                                         -----------    -----------


Total assets......................... $5,467,823      $5,601,098
                                      =============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses  $1,873,408      $1,642,537
  Current maturities of long-term debt      404,381         404,237
  Oil and gas sales payable ..........      111,835         125,899
  Officers' salaries payable .........      401,890         392,462
                                         -----------    ------------

       Total current liabilities .....    2,791,514       2,565,135
Long-term debt........................       21,948          23,091
Stockholders' Equity:
  Preferred Stock, $0.001 par value,
     5,000,000 shares authorized.
     1991 Convertible Preferred Stock,
       40,000 and 40,000 shares issued
       and outstanding,  respectively,
       liquidation preference  $1.25
       per share .....................           40              40
     1994 Convertible Preferred Stock,
       244,640, and  433,686
       shares issued and outstanding,
       respectively, liquidation
       preference  $2.00 per share ...          245             434
     1995 Convertible Preferred Stock,
       1,015,334, and 1,015,334
       shares issued and outstanding,
       respectively, liquidation preference
       $1.50 per share ...............        1,015           1,015
     1996 Convertible 6% Preferred Stock,
      525, and -0- shares issued and
      outstanding, respectively, liquidation
      preference $1,000 per share ....            1              --
  Common Stock, $0.001 par value,
       50,000,000 shares authorized;
       14,678,477 and 14,489,401 shares
       issued and outstanding,
       respectively ..................       14,678          14,489
  Additional paid-in capital .........   23,774,206      23,301,858
  Less note and stock subscriptions
  receivable .........................   (1,113,911)     (1,092,622)
  Accumulated deficit ................  (20,021,913)    (19,212,342)
                                         -----------    ------------

       Total stockholders' equity ....    2,654,361       3,012,872
                                         -----------    ------------


Total liabilities and
stockholders' equity..................   $5,467,823      $5,601,098
                                         ==========      ==========

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months
                                                         Ended March 31,
                                                        ------------------

                                                         1996         1995
                                                       --------      -------


REVENUES:
 ..Oil and gas sales .......................         $    300,694     $248,977
  Operator and well service sales                         11,413        7,588
  Other income, net ..                                     3,600          135
                                                       ---------    ---------

       Total revenues    .....................           315,707      256,700


EXPENSES:
  Oil and gas production.............................    101,007      102,985
  Oil and gas exploration..............................  172,808      162,975
  Well service costs...................................      166          144
  Dry hole, abandonment, and impairment  costs.......    443,830       94,749
  General and administrative..........................   136,474      261,259
  Depreciation, depletion, and
     amortization.....................................   225,931      120,336
                                                       ---------    ---------


       Total expenses...............................   1,080,216      742,448
                                                       ---------    ---------
Net  operating loss...                                  (764,509)    (485,748)

Other income (expense):
  Interest income ....                                    28,580       31,361
  Interest expense ...                                   (73,644)     (28,753)
                                                       ---------     ---------

  (28,753)
----------


Net loss..............                              $   (809,573)   $(483,140)
                                                       ==========    =========

NET LOSS PER COMMON SHARE   ....................  $        (0.06)     $ (0.04)
                                                       ==========    =========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING ...............................         14,669,245   13,773,583
                                                      ==========   ==========




       See accompanying notes to these consolidated financial statements.
                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                         Three Months Ended March 31,
                                         ----------------------------

                                             1996          1995
                                           ---------    ----------


Cash flow from operating activities:
  Net loss .............................. $(809,573)  $(483,140)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation, depletion, and amortization 225,931     120,336
  Dry hole, abandonment and impairment costs443,830      94,749
  Issuance of stock for services ........        --      82,188
  Accrued note receivable interest income.. (24,888)    (31,256)
  Amortization of loan origination fee ..    18,438      10,937

  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable ..............   141,631     599,971
  Advances to officer ...................        84         339
       Inventory ........................    22,818     (12,933)
  Prepaids and other ....................   (55,903)        197
     Increase (decrease) in:
       Accounts payable .................   216,807      18,757
       Salaries payable .................     9,429       8,516
                                           --------     -------

          Net cash provided by operating
          activities.....................   188,604     408,661


Cash flows from investing activities:
  Proceeds from sale of marketable
     securities..........................     1,695           -
  Purchase of marketable securities .....  (200,000)          -
  Additions to oil and gas properties ...  (228,437)   (149,486)
  Purchase of other property ............      (212)      5,180
                                           ---------    -------

          Net cash (used in) provided
          by investing activities........  (426,954)    (144,306)

Cash flows from financing activities:
  Proceeds from sale of stock, net ......   472,350      95,021
  Receipt of note receivable for stock ..     3,600          --
  Repayment of long-term debt ...........      (999)         --
                                           ---------    -------

          Net cash provided by
          financing activities...........   474,951      95,021
                                           --------     -------

  Increase (decrease) in cash and
     cash equivalents....................   236,601     359,376

Cash and cash equivalents,
  beginning of period ...................    30,490      93,715
                                           --------     -------

Cash and cash equivalents, end of period.  $267,091    $453,091
                                           ========     ========

  Supplemental disclosures of cash flow information:
  Cash paid for interest ................  $ 57,321     $17,816
                                           ========     =======




       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   OIL AND GAS PROPERTIES:

     With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing programs is coordinated with prospect generation and explorations results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold cost. The Company currently has approximately 209,000 gross acres under lease in addition to the exclusive rights to develop and market prospects on approximately 434,000 gross acres of mineral lands owned by Parker and Parsley.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS:

     During the first quarter of 1996, the stockholders of 189,046 shares of the 1994 Preferred Stock converted this Preferred Stock to the same number of shares of common stock of the Company ("Common Stock"). The conversion of these shares, together with previously converted shares through December 31, 1995, reduced the number of shares of 1994 Preferred Stock issued and outstanding from 1,242,210 originally issued to 244,640 as of March 31, 1996.

     In March 1996, the Company issued 500 shares of 1996 Series 6% Convertible Preferred Stock ("1996 Preferred Stock) for net proceeds of $472,500. At any time between 60 days from issuance through March 31, 1998, at the election of the holder, each share of 1996 Preferred Stock may be converted into that number of shares of Common Stock as determined by dividing $1,000 plus all accrued but unpaid dividends on such a share by the lesser of (i) $1.50 or, (ii) 75% of the closing bid price of the common stock as reported by the Nasdaq Small CapSM Market ("Nasdaq") for the trading date immediately preceding the date of conversion. The 1996 Preferred Stock has a liquidation preference of $1,000 per share. Under certain conditions, this stock may be redeemed after April 1, 1997 at a price equal to 133% of the original issue price. Holders of 1996 Preferred Stock are entitled to receive a cumulative 6% per annum dividend payable in cash in the event the 1996 Preferred Stock is redeemed or in shares of Common Stock if the 1996 Preferred Stock is converted. The Placement Agent for this offering received 25 shares of 1996 Preferred Stock and warrants to purchase 54,700 shares of Common Stock at an exercise price of $1.50 per share, subject to adjustment in certain circumstances, based on the market price of the Common Stock at the time of exercise.

3.   NOTE PAYABLE:

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party to provide interim financing to proceed with the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. In connection with the loan, the Company granted the lender warrants to purchase 200,000 shares of Common Stock at $2.00 per share at any time prior to the earlier of April 30, 1996 or 60 days subsequent to the repayment of the loan. The loan originally provided for interest at 8.4% per annum, payable quarterly, and was due on April 30, 1995.

     In May 1995, the Company negotiated the extension of the due date of this loan to April 30, 1996, and in connection with such extension, the interest rate was increased to 10%, the Company reduced the exercise price of the warrants previously granted to $1.50 per share, and the Company granted new warrants to purchase Common Stock at $2.00 per share through the earlier of April 30, 1997, or 60 days subsequent to the repayment of the loan.

     The loan is collateralized by substantially all of the Company's property, equipment, receivables and inventory. The credit agreement contains certain covenants, including those that prohibit the Company from selling substantially all of its assets and incurring additional collateralized indebtedness in excess of $50,000. Subsequent to March 31, 1996, the Company paid all principal and interest to the holder of the indebtedness (see Subsequent Events).


4.   RELATED PARTY TRANSACTIONS:

     The Company owed $402,335 in salaries and interest to its officers and directors at March 31, 1996. The Company also had outstanding loans to a present and a former officer in the amount of $229,582 as of such date.

     In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $124,321, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for the accrued but unpaid back salaries of approximately $156,720. A portion of the proceeds from these loans was used to purchase $100,000 in preferred stock and warrants and pay $23,421 in interest and principal on the notes due a Company subsidiary on the purchase from it of the Company's common stock. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $253,691 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling
$265,158 at March 31, 1996) are paid.   At  March 31, 1996, $253,691, including
accrued interest, was due under the notes (which are included as a reduction of stockholders equity in the accompanying financial statements).

     During 1994, outstanding options were exercised to purchase Common Stock as follows: Grant Steele, 200,000 shares as $1.50; N. Thomas Steele, 200,000 shares at $1.50; Kenneth L. Ransom, 200,000 shares at $1.50; Bruce C. Decker, 25,000 shares at $2.25; and Dennis J. Gustafson, 25,000 shares at $2.25. Pursuant to the terms of the options exercised, each optionee paid the purchase price of the options by the delivery of a promissory note payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise. The note installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment. In connection with the issuance of shares on the exercise of such options, Grant Steele, N. Thomas Steele, and Kenneth L. Ransom each returned 24,118 shares, for an aggregate of 72,354 shares, of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. Also pursuant to the terms of the options exercised, the Company automatically granted new five year options to purchase Common Stock at $2.125, the market price for the Common Stock at the time of exercise, as follows:
Grant Steele 200,000 shares, N. Thomas Steele, 200,000 shares; Kenneth L. Ransom, 200,000 shares; Bruce C. Decker, 25,000 shares; and Dennis J. Gustafson, 25,000 shares.

     The first payment for the above referenced notes became due in September 1995. Grant Steele, N. Thomas Steele, and Kenneth Ransom each returned 50,807 shares of Common Stock in satisfaction of the first installment of principal and interest on their $300,000 notes, while Bruce Decker and Dennis Gustafson each returned 9,527 shares in satisfaction of the first installment of principal and interest on their $56,250 notes.

5.   INCOME TAXES:

     The Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1993. Financial statements of prior years have not been restated to apply the new method retroactively. The change in accounting method had no effect on the net loss for 1993 or prior years.

     The Company has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1995, the Company has unused net operating loss carry-forwards of approximately $19,700,000.

6.   SUBSEQUENT EVENTS:

     During May 1996 the Company paid its notes due an unrelated third party described above in "Note 3. NOTE PAYABLE."

     In May 1996, holders of 22,000 shares of 1995 Series Preferred Stock converted such shares of preferred stock into the same number of shares of Common Stock.

     In May 1996, the Company issued 1,700 shares of 1996-2 Series 6% Convertible Preferred Stock ("1996-2 Preferred Stock") in a private placement for net proceeds of approximately $1,640,500. Up to one-third of the 1996-2 Preferred Stock is convertible at any time after the issuance thereof, and all of the 1996-2 Preferred Stock is automatically convertible on the date that is six months after the date of issuance, into that number of shares of Common Stock equal to $1,000 divided by the lesser of $0.91 or 65% of the average closing bid price of the Common Stock as reported by Nasdaq for the five days preceding the date of conversion. The 1996-2 Preferred stock carries a liquidation preference of $1,000 per share. The holders of the 1996-2 Preferred Stock are entitled to a 6% dividend payable in cash in the event the 1996-2 Preferred Stock is redeemed or in additional shares of Common Stock upon the conversion of the 1996-2 Preferred Stock. The 1996-2 Preferred Stock is not redeemable by the Company.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 1995. Foreland Corporation was organized in June 1985 to advance an exploration project in the Great Basin and Range geologic province in Nevada that had been initiated by Gulf Oil Corporation.

     To date, the Company has funded its exploration program principally from the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.

Liquidity and Capital Resources

     The Company's operations during the first three months of 1996 provided cash of $188,600 when the Company reported a net loss of $809,600, which resulted in part to non-cash charges against the Company's revenues, including $225,900 in depreciation, depletion, and amortization and $443,800 in dry hole, abandonment and impairment costs. Operating activities provided approximately $220,100 less cash than the corresponding period in 1995.

     During the first quarter of 1996, investing activities used net cash of $427,000, principally due to $228,400 in additions to oil and gas properties and $200,000 for the purchase of marketable securities. During the corresponding period in 1995, investing activities used net cash of $144,300, consisting almost entirely of cash used for additions to oil and gas properties,

     The cash required for investing activities was provided by financing activities, which provided net cash of $475,000 during the first quarter of 1996, consisting principally of $472,350 in cash proceeds received from the sale of the Company's equity securities. During the corresponding period in 1995, the Company received $95,000 in cash from the sale of equity securities.

     Subsequent to March 31, 1996, the Company received net proceeds of approximately $1,640,500 from the sale of its equity securities. Such proceeds were used to repay a note payable for $400,000 borrowed from an unrelated third party in 1994 to provide interim financing to the Company. The Company intends to use a substantial portion of the remaining proceeds to reduce current liabilities.

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada.

     Based on April 1996 production levels and prices, the Company estimates that it is able to meet fixed and recurring operating costs, although the Company requires funds from external sources to reduce its working capital deficit. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would require funds from external sources for operating deficiencies. Any improved operating margins resulting from increased production and reduced operating expenses or price increases would benefit the Company. There can be no assurance that Eagle Springs development will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.

     As of March 31, 1996, the Company had a working capital deficit of $2,130,982. After giving effect to the sale of securities subsequent to March 31, 1996, and the use of the net proceeds therefrom to repay $403,700 to repay a note payable, , $585,900 in trade accounts payable, and the balance for certain other expenditures, the Company had a working capital deficit of approximately
$1,000,000.    With the current level of operations, the Company will require cash from external sources to fund this working capital deficit, which relates principally to accrued and past-due trade accounts payable.

     The Company will continue to undertake steps to increase its production revenue from its Eagle Springs Field and to obtain additional funding from the sale of additional securities or from the exercise of issued and outstanding warrants. There can be no assurance that the Company will be successful in any of its efforts to increase liquidity and capital resources.

Results of Operations

     Three Months Ended March 31, 1996 and 1995

     For the first quarter period ending March 31, 1996, oil sales increased 20.7% to $300,700 as compared to $248,977 in the same period in 1995, with the Eagles Springs field contribution approximately $59,300 to such increase. This increase in the first quarter of 1996 was the result of both a 5.2% increase in barrels produced and a 9.5% increase in price as compared to the same period in 1995. Well service and well operator income increased $3,800 for the first quarter of 1996, when compared to the same period in 1995; primarily due to an increase of $5,300 in operator income and a reduction of $1,500 in well service revenue due to lack of third party water disposal fees.

     The Company's production expenses for the first quarter 1996 decreased $2,000, with the Eagle Springs field production expense increasing $1,800. This is significant in that the Company was able to produce and sell more oil for only a small increase in production cost for the first quarter ended March 31, 1996, when compared to the same quarter in 1995.

       Oil and gas exploration expenses increased $9,800 for the first quarter of 1996 when compared to the same period in 1995. This is primarily due to increased cost in preparation of the reserve report by an unaffiliated engineering company. Dry hole, abandonment, and impairment costs were $443,800 for the first quarter ended March 31, 1996. This is an increase of $346,900 when compared to the same period in 1995. During the first quarter of 1996, the Company was required by the Financing Accounting Standards Board in their new statement titled "Accounting for Long-Lived Assets," to impair undepleted book value of the North Willow no. 6-27 well to the value of its reserves. This resulted in an impairment of $429,900. Additionally, the Company wrote off a surrendered and abandoned lease of $12,800 in the first quarter of 1995. Dry hole costs were $1,300 for the first quarter of 1996, which was a decrease from the $97,700 for the same period in 1995.

     General and administrative expenses decreased $124,800 to $136,500 for the three-month period ended March 31, 1996, when compared to the same period in 1995, principally due to decreased expense of $116,400 related to financial public relations information dissemination within the investment community. Additionally, professional services decreased $6,800 for the three-month period ended March 31, 1996, when compared to the same period in 1995. Depreciation, depletion, and amortization increased for the three-month period ended March 31, 1996, by $105,600 to $225,900 when compared to the same period in 1995. The Eagle Springs field contributed $104,500 of the increase of the first quarter 1996 when compared to the same period in 1995.

     Interest income was reduced $2,800 to $28,600 for the three-month period ended March 31, 1996, when compared to the same period in 1995. Reduced outstanding notes receivable balances reduced accrued interest income $6,400. Offsetting this decrease was an increase in interest earned on short-term investments. Interest expense increased due to interest rate increase associated with the $400,000 note payable due on April 30, 1996, and interest charges on vendor invoices.

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

     In March 1995, The Financial Accounting Standards Board (FASB) issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. The effect of the new standard on the Company's financial statements required impairment expense in the first quarter of 1996 of $429,900, the undepleted value of the North Willow Creek well no 6-27, less the value of the reserves associated with that well.

     Operating Costs

     Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. Because of the foregoing, the Company expects that production costs per barrel will continue to be higher than industry standards, unless and until the amount of production increases sufficiently to obtain economies of scale and dilute the impact of high fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and other factors.




                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     None.

     (b)  Reports on Form 8-K.

     None.

     During the quarter ended March 31, 1996, the Company did not file any report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FORELAND CORPORATION
                                   (Registrant)



Dated:  May 20, 1996                  By: /s/ Kenneth L. Ransom,
                                          Vice-President





Dated:  May 20, 1996                  By: /s/ Don W. Treece,
                                          Controller (Chief Financial Officer)