Form 10-Q
period 1996-06-30
FORELAND CORP
filed 1996-08-14
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

      As of July 31, 1996, the Company had outstanding 6,358,040 shares of its common stock, par value $0.001 per share.

                                     PART I
                             FINANCIAL INFORMATION

- - ------------------------------------------------------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
- - ------------------------------------------------------------------------------

      The consolidated condensed financial statements included herein have been prepared by Foreland Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

      During the quarter ended June 30, 1996, the Company effected, as of June 15, 1996, a 3-for-1 reverse stock split of its common stock, par value $0.001 per share (the "Common Stock"). Unless otherwise indicated, all share and per share amounts relating to the Common Stock have been adjusted to give effect to the reverse stock split.

      Certain reclassifications have been made to conform the 1995 financial statements to the presentations of the 1996 financial statements. The reclassifications had no effect on net income.








                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                  JUNE 30, 1996   DEC. 31, 1995
                                                 -------------   -------------
   ASSETS
Current assets:
   Cash and cash equivalents...................   $  39,293            30,490
   Accounts receivable - trade.................     280,383           438,058
   Advances to officer.........................       1,081             7,212
   Stock subscriptions receivable..............   2,539,125               --
   Inventory...................................      60,183            81,382
   Prepaid expenses and other..................         618             2,586
                                                 -----------       -----------
         Total current assets..................   2,920,683           559,728
Property and equipment, at cost:
   Oil and gas properties, under the successful
   efforts method..............................   7,148,139         6,874,635
   Other property and equipment................     299,374           299,161
                                                 -----------       -----------
                                                  7,447,513         7,173,796
   Less accumulated depreciation, depletion,
   and amortization............................  (3,182,606)       (2,363,211)
                                                 -----------       -----------
             Total property and equipment         4,264,907         4,810,585
Other assets...................................     169,216           230,785
                                                 -----------       -----------
Total assets...................................  $7,354,806        $5,601,098
                                                 ===========       ===========










       See accompanying notes to these consolidated financial statements.
                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                  JUNE 30, 1996   DEC. 31, 1995
                                                 -------------   --------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.......   $ 970,225        $1,642,537
   Officers' salaries payable..................     406,590           392,462
   Oil and gas sales payable...................      54,221           125,899
   Current  portion of long-term debt..........       4,530           404,237
                                                 -----------       -----------
         Total current liabilities.............   1,435,566         2,565,135
Long-term debt.................................      20,769            23,091
Stockholders' Equity:
   Preferred Stock, $0.001 par value,
   5, 000,000 shares authorized.
      1991 Convertible Preferred Stock,
         40,000 and 40,000 shares issued
         and outstanding,  respectively, liquidation
         preference  $1.25 per share...........          40                40
      1994 Convertible Preferred Stock,
         244,640 and 433,686 shares issued and
         outstanding, respectively, liquidation
         preference  $2.00 per share...........         245               434
      1995 Convertible Preferred Stock, 993,334
         and 1,015,334 shares issued and outstanding,
         respectively, liquidation preference
        $1.50 per share .......................         993             1,015
      1996 Convertible 6% Preferred Stock, 525
        and -0- shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share  .....................           1               --
      1996 -2 Convertible 6% Preferred Stock,
        1,700 and -0-shares issued and
        outstanding, respectively,
        liquidation preference
        $1,000 per share ......................           2               --
      1996 -3 Convertible 8% Preferred Stock,
        2,775 and -0- shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share ......................           3               --
   Common Stock, $0.001 par value, 50,000,000 shares
      authorized; 4,891,803 and 4,828,786 shares
      issued and outstanding, respectively.....       4,892             4,829
   Additional paid-in capital..................  27,562,518        23,311,518
   Less note and stock subscriptions receivable-
      collateralized by
      salaries payable.........................    (260,069)         (247,470)
      stock held by Company ...................    (879,356)         (845,152)
   Accumulated deficit......................... (20,530,798)      (19,212,342)
                                                 -----------       -----------
         Total stockholders' equity............   5,898,471         3,012,872
                                                 -----------       -----------
Total liabilities and stockholders' equity.....   $7,354,806       $5,601,098
                                                 ===========       ===========



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                  JUNE 30,                    JUNE 30,
                                1996         1995         1996          1995
                             -------     --------      --------     --------
REVENUES:
   Oil and gas sales.......  $364,055     $227,005      $664,750     $475,981
   Operator and well
      service income.......    12,778       20,685        24,191       28,273
   Other income, net.......        25        1,722         3,625        1,857
                           -----------  -----------   -----------  -----------
         Total revenues....   376,858      249,412       692,566      506,111
EXPENSES:
   Oil and gas production..   128,884       99,590       229,891      202,575
   Oil and gas exploration.   150,173      171,671       322,981      334,646
   Well service costs......       637          446           803          590
   Dry hole and abandonment
      costs................       --       132,657       443,830      227,406
   General and
      administrative.......   120,239      119,911       248,506      256,531
   Shareholder-investor
      services.............   300,242       63,991       308,449      188,631
   Depreciation, depletion,
      and amortization.....   163,563       94,876       389,495      215,212
                           -----------  -----------   -----------  -----------
         Total expenses....   863,738      683,142     1,943,955    1,425,591
                           -----------  -----------   -----------  -----------
OPERATING LOSS............. $(486,880)   $(433,730)  $(1,251,389)   $(919,480)
OTHER  INCOME (EXPENSE)
   Interest income.........    26,842       37,470        55,422       68,831
   Interest expense........   (48,847)     (31,858)     (122,491)     (60,611)
                           -----------  -----------   -----------  -----------
NET  LOSS ................. $(508,885)  $ (428,118)  $(1,318,458)   $(911,260)
                           -----------  -----------   -----------  -----------
Preferred stock dividends:
   Imputed ................(1,099,146)         --     (1,099,146)          --
   Accrued ................   (24,933)         --        (24,933)          --
                           -----------  -----------   -----------  -----------
   Total preferred stock
      dividend............ (1,124,079)         --     (1,124,079)          --
                           -----------  -----------   -----------  -----------
Net loss applicable to common
   shareholders...........$(1,632,964)  $ (428,118)  $(2,442,537)   $(911,260)
                           ===========  ===========   ===========  ===========

NET LOSS PER COMMON
   SHARE................. $    (0.33)   $   (0.09)    $    (0.50)   $   (0.19)
                          ============  ===========   ===========  ===========
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING.............   4,891,803   4,778,486     4,890,286    4,702,926
                          ============  ===========   ===========  ===========

       See accompanying notes to these consolidated financial statements.



                     FORELAND CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       1996           1995
                                                    ---------      ---------
Cash flow from operating activities:
   Net loss....................................... $(1,318,458)    $ (911,260)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
   Depreciation, depletion, and amortization......     389,495        215,212
   Dry hole, abandonment and impairment costs.....     443,830        227,406
   Issuance of stock for services.................         --          82,188
   Accrued note receivable interest income........     (50,402)       (63,648)
   Amortization of loan origination fee...........       6,146         21,875
   Below market stock options.....................          --             --
   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................     157,675        430,977
         Advances to officer......................       6,131            231
   Inventory......................................      21,199        (20,277)
         Prepaids and other.......................      59,388         (7,262)
      Increase (decrease) in:
         Accounts payable.........................    (743,990)      (125,397)
         Salaries payable.........................      14,128         18,436
                                                    -----------    -----------
            Net cash used in operating activities.  (1,014,858)      (131,519)
Cash flows from investing activities:
   Proceeds from sale of marketable securities....     195,851            --
   Purchase of marketable securities .............    (200,000)           --
   Additions to oil and gas properties............    (273,504)      (281,125)
   Purchase of other property.....................        (213)        (6,905)
                                                    -----------     ----------
         Net cash (used in)
            provided by investing activities......    (277,866)      (288,030)
Cash flows from financing activities:
   Proceeds from sale of stock, net...............   1,699,956        736,193
   Receipt of note receivable for stock...........       3,600            --
   Payment of long-term debt......................    (402,029)           --
                                                    -----------     ----------
            Net cash provided by
            financing activities..................   1,301,527        736,193
                                                    -----------      ---------
Increase (decrease) in cash and cash equivalents..       8,803       (316,644)
Cash and cash equivalents, beginning of year......      30,490         93,715
                                                    -----------     ----------
Cash and cash equivalents, end of year............   $  39,293      $ 410,359
                                                    ===========     ==========
Supplemental disclosures of cash flow information:
   Cash paid for interest.........................   $  24,263      $  20,300
                                                    ===========      =========
   Non-cash investing and financing activities....   $  50,402      $  63,648
                                                    ===========      =========

       See accompanying notes to these consolidated financial statements.
                     FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.   OIL AND GAS PROPERTIES:

     With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing program is coordinated with prospect generation and explorations results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold costs. The Company currently has approximately 179,600 gross acres under lease in addition to the exclusive rights to develop and market prospects on approximately 434,000 gross acres of mineral lands owned by Parker and Parsley.

2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

     On June 7, 1996 the Company announced a 3-for-1 reverse split of its Common Stock effective June 15, 1996. Unless otherwise indicated, all share and per share amounts relating to the Common Stock have been adjusted to give effect to the reverse stock split.

     During the first half of 1996, the holders of 189,046 shares of the Company's 1994 Preferred Stock converted such preferred stock into 63,017 shares of Common Stock. The conversion of these shares, together with previously converted shares through December 31, 1995, reduced the number of shares of 1994 Preferred Stock issued and outstanding from 1,242,210 originally issued to 244,640 (convertible into approximately 81,547 shares of Common Stock) as of June 30, 1996.

     Also during the first half of 1996, holders of 22,000 shares of the Company's 1995 Preferred Stock converted such shares into 7,333 shares of Common Stock. The conversion of these shares reduced the number of shares of 1995 Preferred Stock issued and outstanding from 1,015,334 originally issued to 993,334 (convertible into approximately 331,111 shares of Common Stock) as of June 30, 1996.

     In March 1996, the Company issued 500 shares of 1996 Series 6% Convertible Preferred Stock ("1996 Preferred Stock") for net proceeds of $447,771. The 1996 Preferred Stock became convertible 60 days after issuance into that number of shares of Common Stock as determined by dividing $1,000 plus all accrued but unpaid dividends on such a share by the lesser of $4.50 or 75% of the closing bid price of the Common Stock as reported by the Nasdaq Small Cap Market ("Nasdaq") for the trading date immediately preceding the date of conversion. The 1996 Preferred Stock has a liquidation preference of $1,000 per share. Holders of 1996 Preferred Stock are entitled to receive a cumulative 6% per annum dividend payable in cash in the event the 1996 Preferred Stock is redeemed or in shares of Common Stock if the 1996 Preferred Stock is converted. The placement agent for the 1996 Preferred Stock received 25 shares of 1996 Preferred Stock and warrants to purchase 18,333 shares of Common Stock at an exercise price of $4.50 per share, subject to adjustment in certain circumstances, based on the market price of the Common Stock at the time of
exercise.   During July and August 1996, the holders of the 1996 Preferred Stock converted 500 shares into 195,727 shares of Common Stock. Such shareholders are entitled to receive an aggregate of 2,218 shares of Common Stock as dividends on such converted 1996-1 Preferred Stock.

     In May 1996, the Company issued 1,700 shares of 1996-2 Series 6% Convertible Preferred Stock ("1996-2 Preferred Stock") in a private placement for net proceeds of $1,252,186. The 1996-2 Preferred Stock is convertible at any time after the issuance thereof into that number of shares of Common Stock equal to $1,000 divided by the lesser of $2.73 or 65% of the average closing bid price of Common Stock as reported by Nasdaq for the five days preceding the date of conversion. The 1996-2 Preferred Stock carries a liquidation preference of $1,000 per share. The holders of the 1996-2 Preferred Stock are entitled to a 6% dividend payable in cash in the event the 1996-2 Preferred Stock is redeemed or in additional shares of Common Stock upon the conversion of the 1996-2 Preferred Stock. The holders of the 1996-2 Preferred Stock converted all 1,700 shares subsequent to June 30, 1996, into 703,598 shares of Common Stock and are entitled to receive an aggregate of 4,992 shares of Common Stock as dividends on such 1996-2 Preferred Stock.

     In May 1996, the Company issued to Corporate Relations Group, Inc. ("CRG"), an unrelated third party retained by the Company to perform shareholder and investor relations services, options to purchase an aggregate of 166,667 shares (after giving effect to the 3-for-1 reverse stock split) of Common Stock at prices ranging from $3.45 per share to $6.90 per share. Subsequent to June 30, 1996, the Company issued options to CRG to purchase an additional 266,667 shares of Common Stock at prices ranging from $4.14 per share to $6.90 per share. CRG has exercised options to purchase 33,333 shares of Common Stock at $3.45 per share and 100,000 shares of Common Stock at $4.14 per share.

     In June 1996, the Company offered for sale 2,775 shares of 1996-3 Series 8% Convertible Preferred Stock ("1996-3 Preferred Stock"). Subscription documents for these shares were executed on June 28, 1996, and the Company recorded in its financial statements Stock Subscriptions Receivable to reflect such subscriptions (see Consolidated Balance Sheet - Current Assets).
Subsequent to the end of the second quarter, the Company received net proceeds of $2,539,125, without deducting all offering costs related to the 1996-3 Preferred Stock placement. Each share of the 1996-3 Preferred Stock may be converted at any time after forty-five (45) days following its issuance, and all of the 1996-3 Convertible Preferred stock shall be automatically converted without any further action by any person on the date that is two years from the initial issuance, into that number of shares of Common Stock equal to $1,000 divided by the lesser of $3.55, or 70% of the average closing bid price of the Common Stock as reported by Nasdaq, or such other inter-dealer quotation system as may then list the Common Stock, for the five (5) trading days immediately preceding the date of conversion. The 1996-3 Preferred Stock carries a liquidation preference of $1,000 per share. The holders of the 1996-3 Preferred Stock are entitled to an 8% dividend payable in additional shares of Common Stock upon the conversion of the 1996-3 Preferred Stock.

     As of June 30, 1996, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated a preferred stock dividend of $24,933 and an imputed stock dividend of $1,099,146 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.

3.   NOTE PAYABLE:

     On April 30, 1994, the Company borrowed $400,000 from an unrelated third party to provide interim financing to proceed with the Company's drilling program in its Eagle Springs Field and to pay ongoing general and administrative expenses. In connection with the loan, the Company granted the lender warrants to purchase 66,667 shares of Common Stock at $6.00 per share (giving effect to the 3-for-1 reverse stock split) at any time prior to the earlier of April 30, 1996 or 60 days subsequent to the repayment of the loan. The loan originally provided for interest at 8.4% per annum, payable quarterly, and was due on April 30, 1995.

     In May 1995, the Company negotiated the extension of the due date of this loan to April 30, 1996, and in connection with such extension, the interest rate was increased to 10%, the Company reduced the exercise price of the warrants previously granted to $4.50 per share, and the Company granted new warrants to purchase Common Stock at $6.00 per share through the earlier of April 30, 1997, or 60 days subsequent to the repayment of the loan. On May 3, 1996, the Company repaid the $400,000 note and paid all accrued interest to that date. All warrants granted to the lender in connection with the foregoing have now expired.

4.   RELATED PARTY TRANSACTIONS:

     The Company owed $406,590 in salaries and interest to its officers and directors at June 30, 1996. The Company also had outstanding loans to a present and a former officer in the amount of $260,069 as of such date.

     In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $124,321, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for the accrued but unpaid back salaries of approximately $156,720. A portion of the proceeds from these loans was used to purchase $100,000 in preferred stock and warrants and to pay $23,421 in interest and principal on the notes due a Company subsidiary on the purchase from it of the Company's Common Stock. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $260,069 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling
$271,843 at June 30, 1996) are paid.   At June 30, 1996, $260,069, including
accrued interest, was due under the notes (which are included as a reduction of stockholders equity in the accompanying financial statements).

     During 1994, outstanding options were exercised to purchase Common Stock as follows (after giving effect to the 3-for-1 reverse stock split): Grant Steele, 66,667 shares at $4.50; N. Thomas Steele, 66,667 shares at $4.50; Kenneth L. Ransom, 66,667 shares at $4.50; Bruce C. Decker, 8,334 shares at $6.75; and
Dennis J. Gustafson, 8,334 shares at $6.75.   Pursuant to the terms of the
options exercised, each optionee paid the purchase price of the options by the delivery of a promissory note payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise. The note installments are payable in cash or the delivery of Common Stock or other options valued at the trading price a the time of payment. In connection with the issuance of shares on the exercise of such options, Grant Steele, N. Thomas Steele, and Kenneth L. Ransom each returned 8,040 shares, for an aggregate of 24,120 shares, of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. Also pursuant to the terms of the options exercised, the Company automatically granted new five-year options (giving effect to the 3-for-1 reverse stock split) to purchase Common Stock at $6.375, the market price (as adjusted) for the Common Stock at the time of exercise, as follows: Grant Steele 66,677 shares, N. Thomas Steele, 66,667 shares; Kenneth L. Ransom, 66,667 shares; Bruce C. Decker, 8,334 shares; and Dennis J. Gustafson, 8,334.

     The first payment for the above referenced notes became due in September 1995. Grant Steele, N. Thomas Steele, and Kenneth Ransom each returned 16,936 shares (after giving effect to the 3-for-1 reverse stock split) of Common Stock in satisfaction of the first installment of the principal and interest on their $300,000 notes, while Bruce Decker and Dennis Gustafson each returned 3,176 shares in satisfaction of the first installment of principal and interest on their $56,250 notes.

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

6.   SUBSEQUENT EVENTS:

     During July and August 1996 the holders of 500 shares of the 1996 Series 6% Convertible Preferred Stock and all 1,700 shares of the 1996-2 Series 6% Convertible Preferred Stock converted such shares into 195,727 shares and 703,598 shares, respectively, of the Company's Common Stock.

     All warrants associated with the $400,000 loan from an unrelated third party in April 1994, as renegotiated in April 1995, expired according to their terms, as of July 3, 1996.

     During July 1996, the Company received payment in full of stock subscriptions receivable for net proceeds of $2,539,215 for the 2,775 shares of 1996-3 Preferred Stock, which were subscribed for in late June 1996. Currently there are charges associated with this placement that have not been received, and accordingly were not recorded as of June 30, 1996.

     On July 18, 1996, the Company issued to Corporate Relations Group, Inc. ("CRG"), an unrelated third party retained by the Company to perform shareholder and investor relations services, options to purchase an aggregate of 266,667 shares of Common Stock at prices ranging from $4.14 per share to $6.90 per share. On July 30, 1996, CRG exercised options to purchase 33,333 shares of Common Stock at $3.45 per share which had been granted in May 1996. On August 12, 1996, CRG exercised options to purchase 100,000 shares of Common Stock at $4.14 per share, 33,333 of which had been granted in May 1996, and 66,667 of which had been granted in July 1996.

     In July 1996, the Company granted to its executive officers and certain employees options to purchase shares of Common Stock at an exercise price of $4.00 per share, the market price for the Common Stock at the time of grant, as follows: 100,000 shares each to Grant Steele, N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker, and 6,000 each to nine employees. The options granted to the executive officers are exercisable immediately and expire five years from the date of grant. The options granted to the other employees vest one-third immediately and one-third on each of the two following anniversary dates of the date of grant and expire five years from the date of the original grant.

     The board of directors has approved the principle terms of employment agreements for the executive officers of the Company to be entered into as soon as reasonably practicable. Among other things, such agreements will provide for a continuation of the reduced salaries of the executive officers until the Company reaches sustained production of oil of 500 barrels per day and will provide for a $48,000 increase in each executive officer's annual salary at such time as sustained oil production reaches 1,000 barrels per day. The board has also approved the payment of $2,000 per month to each of the Company's directors, whether or not such director is also then an employee of the Company.

     In July 1996, the unit warrant issued to the underwriter in connection with the Company's sale of Common Stock in 1991 was modified pursuant to its terms to entitle the holders to purchase an aggregate of 87,600 shares of Common Stock, together with A Warrants and B Warrants, for $2.52 per share. During July and August 1996, holders of unit warrants exercised warrants to purchase 20,685 shares of Common Stock at $2.52 per share. Pursuant to the terms of the unit warrant, the Company also issued A Warrants and B Warrants entitling the holders to purchase an aggregate of 20,685 shares of Common Stock at $6.75 per share and 20,685 shares of Common Stock at $11.70 per share, expiring on October 29, 1996.

- - -------------------------------------------------------------------------------
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
- - -------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first six months of 1996 used cash of $1,014,900 when the Company reported a net loss of $1,318,458, which resulted in part to non-cash charges against the Company's revenues, including $389,500 in depreciation, depletion, and amortization and $443,800 in dry hole, abandonment and impairment costs, of which $429,900 relates to the write down of the undepleted book value of the North Willow Creek #6-27 well to the value of its reserves. Operating activities used approximately $883,300 more cash than the corresponding period in 1995.

     During the first half of 1996, investing activities used net cash of $277,900, principally due to $273,500 used for additions to oil and gas properties. During the corresponding period in 1995, investing activities used net cash of $288,000, consisting almost entirely of cash used for additions to oil and gas properties.

     The cash required for investing activities during the first half of 1996 was provided by financing activities, which provided net cash of $1,301,500 during the six-months ended June 30, 1996, consisting principally of $1,700,000 in cash proceeds received from the sale of the Company's equity securities offset by the repayment of the long-term note payable of $400,000. During the corresponding period in 1995, the Company received $736,200 in cash from the sale of equity securities.

     Subsequent to June 30, 1996, the Company received net proceeds of $2,539,125 from stock subscriptions receivable. There are additional costs payable in connection with such private placement that have not yet been charged to the Company. The Company intends to use a portion of the remaining proceeds, after costs of the placement have been paid, to reduce current liabilities and to initiate the Company's 1996 drilling program as it is currently being reviewed in light of the July 25, 1996, announcement of drilling and subsequent recovery of oil from a drill stem test at the Company's Ghost Ranch #48-35 well.

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada.

     Based on June 1996 production levels and prices, the Company estimates that it is able to meet fixed and recurring operating costs, excluding unusually large expenditures for financial public relations such as those incurred during the second quarter of 1996. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would require funds from external sources for operating deficiencies. Any improved operating margins resulting from increased production and reduced operating expenses or price increases would benefit the Company. There can be no assurance that Eagle Springs development will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue. Any additional revenues from placing the Ghost Ranch #48-35 well, now being tested, into production would be available for operating shortages as well as to contribute to drilling activities.

     As of June 30, 1996, the Company had a working capital of $1,485,117, which, together with other financial resources, if any, that may be available, will be utilized to cover operating requirements and the Company's exploration and development drilling activities during the balance of 1996.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 1996 and 1995

     For the second quarter period ending June 30, 1996, oil sales increased 60.4% to $364,100 as compared to $227,000 in the same period in 1995, attributable principally to increased production from the Eagle Springs field. This increase in the second quarter of 1996 was the result of both a 31.3% increase in barrels sold and a 19.3% increase in price as compared to the same period in 1995. Well service and well operator income decreased $7,900 for the second quarter of 1996, when compared to the same period in 1995, primarily due to a decrease of $8,700 in operator income and an increase of $800 in well service revenue.

     The Company's production expenses for the second quarter of 1996 increased $29,300, with the Eagle Springs field production expenses increasing $43,700, while such expenses related to the Company's remaining properties decreased $14,400 for the same period in 1995.

     Oil and gas exploration expenses decreased $21,500 for the second quarter of 1996 when compared to the same period in 1995. This is primarily due to decreased cost in lease rentals of $16,500.

     Shareholder-investor service expense increased $236,300 to $300,200 for the second quarter ended June 30, 1996, when compared to the same period in 1995. These expenses relate to financial public relations information dissemination within the investment community.

     Depreciation, depletion, and amortization for the three-month period ended June 30, 1996, increased by $68,700 to $163,600 when compared to the same period in 1995. The Eagle Springs field contributed $89,900 of the increase in the second quarter of 1996 when compared to the same period in 1995.

     Interest income was reduced $10,600 to $26,800 for the second quarter 1996, when compared to the same period in 1995. Reduced outstanding notes receivable balances reduced accrued interest income $6,900. Interest expense increased $17,000 to $48,800 primarily due to interest on salaries payable, and interest charges on vendor invoices.

     During the three months ended June 30, 1996, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated a preferred stock dividend of $24,933 and an imputed stock dividend of $1,099,146 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.

     Six Months Ended June 30, 1996 and 1995

     For the six month period ending June 30, 1996, oil sales increase 39.7% to $664,800 as compared to $476,000 in the same period in 1995, attributable principally to increased production from the Eagle Springs field contributing approximately $204,100 to such increase. This increase in the first and second quarters of 1996 was the result of both a 20.6% increase in barrels sold and a 14.9% increase in price as compared to the same six-month period in 1995. Well service and well operator income decreased $4,100 for the first and second quarter of 1996, when compared to the same period in 1995, primarily due to an increase of $3,400 in operator income and a reduction of $700 in well service revenue due to lack of third party water disposal fees.

     The Company's production expenses for the six-month period ended June 30,1996, increased $27,300, with the Eagle Springs field production expense increasing $36,600.

     Oil and gas exploration expenses decreased $11,700 for the first and second quarters of 1996 when compared to the same period in 1995. This is primarily due to increased cost in preparation of the reserve report by an unaffiliated engineering Company, and a decrease of leasehold rentals of $27,500. Dry hole, abandonment, and impairment costs were $443,800 for the six months ended June 30, 1996. This is an increase of $216,400 when compared to the same period in 1995. During the first quarter of 1996, the Company was required by the Financial Accounting Standards Board, in their new statement titled "Accounting for Long-Lived Assets," to impair undepleted book value of the North Willow no. 6-27 well to the value of its reserves. This resulted in an impairment of $429,900. Additionally, the Company wrote off a surrendered and abandoned lease of $12,800 during the first six months of 1996. Dry hole costs were $1,100 for the first and second quarters of 1996, which was a decrease of $236,600 for the same period in 1995.

     General and administrative expenses decreased $8,000 to $248,500 for the six-month period ended June 30, 1996, when compared to the same period in 1995, principally due to decreased expenses of $4,500 related to professional services and $6,500 in salaries. Shareholder-investor service expense increased $119,800 to $308,500 for the six-month period ended June 30, 1996, when compared to the
same period in 1995.   Such expenses relate to financial public relations
information dissemination within the investment community. Depreciation, depletion, and amortization for the six-month period ended June 30, 1996, increased by $174,300 to $389,500 when compared to the same period in 1995. The Eagle Springs field contributed $194,400 of the increase of the first and second quarters of 1996 when compared to the same period in 1995, while the Company's remaining properties' depreciation, depletion and amortization decreased $23,600.

     Interest income was reduced $13,400 to $55,400 for the six-month period ended June 30, 1996, when compared to the same period in 1995. Reduced outstanding notes receivable balances reduced accrued interest income $13,200. Interest expense increased $61,900 to $122,500 primarily due to interest rate increase associated with the $400,000 note payable due on April 30,1996, and interest charges on vendor invoices.

     During the six months ended June 30, 1996, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated a preferred stock dividend of $24,933 and an imputed stock dividend of $1,099,146 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.

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

     The Financial Accounting Standards Board (FASB) issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In March 1995, the effect of the new standard on the Company's financial statements required impairment expense in the first quarter of 1996 of $429,900, the undepleted value of the North Willow Creek well no. 6-27, less the value of the reserves associated with that well.

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

- - -------------------------------------------------------------------------------
                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------------------------------------------------------------------------------

     (a)  Exhibits.
     None.

     (b)  Reports on Form 8-K.
     None.

     During the quarter ended June 30, 1995, the Company did not file any report on Form 8-K.

- - -------------------------------------------------------------------------------
                                   SIGNATURES
- - -------------------------------------------------------------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FORELAND CORPORATION
                                            (Registrant)

Dated:  August 14, 1995                By: /s/ N. Thomas Steele
                                          -------------------------------------
                                             N. Thomas Steele, President


Dated:  August 14, 1995                By: /s/ Don W. Treece
                                        -------------------------------------
                                             Don W. Treece, Controller  (Chief
                                             Financial  Officer)