Form 10-Q
period 1996-09-30
FORELAND CORP
filed 1996-11-14
CIK 773326

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996






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

     As of November 11, 1996, the Company had outstanding 7,238,177 shares of its common stock, par value $0.001 per share.

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


                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  Sept. 30, 1996   Dec. 31, 1995
                                                  --------------   -------------

   ASSETS

Current assets:
   Cash .......................................$    476,371         $  30,490
   Short-term cash investments.................   1,846,225               --
   Accounts receivable - trade.................     525,857           438,058
   Advances to officer.........................         469             7,212
   Inventory...................................      90,821            81,382
   Prepaid expenses and other..................          --             2,586
                                                  ---------         ---------

         Total current assets..................   2,939,743           559,728

Property and equipment, at cost:
   Oil and gas properties, under the
      successful efforts method................   8,311,055         6,874,635
   Other property and equipment................     319,121           299,161
                                                  ---------         ---------
                                                  8,630,176         7,173,796
   Less accumulated depreciation,
      depletion, and amortization..............  (3,367,793)       (2,363,211)
                                                  ---------         ----------

             Total property and equipment         5,262,383         4,810,585
Other assets...................................     130,874           230,785
                                                  ---------         ---------

Total assets...................................  $8,333,000        $5,601,098
                                                 ==========         =========


















       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  Sept. 30, 1996   Dec. 31, 1995
                                                  --------------   -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.......   $ 968,407       $ 1,642,537
   Officers' salaries payable..................     414,239           392,462
   Oil and gas sales payable...................      88,778           125,899
   Current  portion of long-term debt..........       4,684           404,237
                                                  ---------         ---------
         Total current liabilities.............   1,476,108         2,565,135

Long-term debt.................................      19,539            23,091

Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock,
         40,000 and 40,000 shares issued
         and outstanding,  respectively,
         liquidation preference  $1.25
         per share.............................          40                40
      1994 Convertible Preferred Stock,
         177,140 and 433,686 shares issued
         and outstanding, respectively,
         liquidation preference  $2.00
         per share.............................         177               434
      1995 Convertible Preferred Stock,
         713,334 and 1,015,334 shares issued
         and outstanding, respectively,
         liquidation preference  $1.50
        per share .............................         713             1,015
      1996 Series 6% Convertible Preferred Stock,
          25 and 25 shares issued
          and outstanding, respectively,
          liquidation preference $1,000
          per share............................          --                --
   Common Stock, $0.001 par value,
          50,000,000 shares authorized;
          7,003,055 and 4,828,786 shares issued
          and outstanding, respectively........       7,003             4,829
   Additional paid-in capital..................  28,673,875        23,311,518
   Less note and stock subscriptions receivable-
      collateralized by
      salaries payable.........................    (266,679)         (247,470)
      stock held by Company ...................    (877,755)         (845,152)
   Accumulated deficit........................  (20,700,021)      (19,212,342)
                                                  ---------         ---------

         Total stockholders' equity............   6,837,353         3,012,872
                                                  ---------         ---------

Total liabilities and stockholders' equity.....  $8,333,000        $5,601,098
                                                  ==========        ==========


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               Three Months Ended        Nine Months Ended
                                   Sept. 30,                 Sept. 30,
                           ------------------------  --------------------------
                                1996         1995         1996          1995
                           -----------  -----------  ------------  ------------

REVENUES:
   Oil and gas sales.......  $531,981     $243,042   $ 1,196,732     $719,024
   Operator and well
      service income.......    20,084       20,516        43,495       48,789
   Other income, net.......     3,474        7,474         7,880        9,330
                           -----------  -----------  ------------  ------------
         Total revenues....   555,539      271,032     1,248,107     777,143

EXPENSES:
   Oil and gas production..   139,755      111,856       369,646      314,431
   Oil and gas exploration.   194,643      150,659       517,624      485,364
   Well service costs......     2,079        2,451         2,882        3,041
   Dry hole and abandonment
      costs................        --       15,807       443,830      243,213
   General and
      administrative.......   119,284      182,103       367,789      438,574
   Shareholder-investor
      services.............    52,741        8,993       361,190      197,625
   Compensation, below market
        options............     5,500           --         5,500           --
   Depreciation, depletion,
      and amortization.....   185,186      107,610       574,681      322,822
                           -----------  -----------  ------------  ------------

         Total expenses....   699,188      579,479     2,643,142    2,005,070
                           -----------  -----------  ------------  ------------

OPERATING LOSS............. $(143,649)  $ (308,447)  $(1,395,035) $(1,227,927)

OTHER  INCOME (EXPENSE)
   Interest income.........    46,802       41,103       102,224      109,935
   Interest expense........   (11,242)     (30,418)     (133,733)     (91,029)
                           -----------  -----------  ------------  ------------

NET  LOSS .................$ (108,089)  $ (297,762)  $(1,426,544) $(1,209,021)
                           -----------  -----------  ------------  ------------

Preferred stock dividends:
   Declared................   (61,137)          --       (61,137)          --
   Accrued ................    24,136           --          (797)          --
   Imputed ................   (69,196)          --    (1,168,432)          --
                           -----------  -----------  ------------  ------------
   Total preferred stock
      dividend.............  (106,197)          --    (1,230,366)          --
                           -----------  -----------  ------------  ------------

Net loss applicable to common
   shareholders............ $(214,286)  $ (297,762)  $(2,656,910) $(1,209,021)
                           ===========  ===========  ============  ============

NET LOSS PER COMMON
   SHARE...................  $  (0.04)   $   (0.06)    $   (0.50)   $   (0.26)
                           ===========  ===========  ============  ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING............. 5,999,699    4,746,040     5,265,225    4,717,455
                           ===========  ===========  ============  ============

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Nine Months Ended Sept. 30,

                                                       1996           1995
                                                    -----------    -----------

Cash flow from operating activities:
   Net loss....................................... $(1,426,544)   $(1,209,021)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
   Depreciation, depletion, and amortization......     574,681        322,822
   Dry hole, abandonment and impairment costs.....     443,830        243,213
   Issuance of stock for services.................          --         82,188
   Accrued note receivable interest income........     (76,847)       (94,057)
   Amortization of loan origination fee...........      24,583         32,792
   Below market stock options.....................       5,500             --
   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................     (87,799)       537,122
         Advances to officer......................       6,742           (484)
   Inventory......................................      (9,439)        10,174
         Prepaids and other.......................      54,989        (72,748)
      Increase (decrease) in:
         Accounts payable.........................    (711,251)       486,596
         Salaries payable.........................      21,777         27,819
                                                    -----------    -----------
            Net cash (used in) provided by operating
            activities............................  (1,179,778)       366,416

Cash flows from investing activities:
   Proceeds from sale of marketable securities....     196,700             --
   Purchase of marketable securities .............  (2,020,000)            --
   Additions to oil and gas properties............  (1,415,433)    (1,370,703)
   Purchase of other property.....................     (19,960)        (7,566)
                                                    -----------    -----------
         Net cash (used in) provided by
            investing activities..................  (3,258,693)    (1,378,269)

Cash flows from financing activities:
   Proceeds from sale of stock, net...............   4,203,508      1,383,554
   Proceeds from exercise of warrants and options.   1,080,349             --
   Receipt of note receivable for stock...........       3,600             --
   Payment of long-term debt......................    (403,105)            --
                                                    -----------    -----------
            Net cash provided by
               financing activities...............   4,884,352      1,383,554
                                                    -----------    -----------

Increase (decrease) in cash and cash equivalents..     445,881       (371,701)
Cash and cash equivalents, beginning of year......      30,490         93,715
                                                    -----------    -----------
Cash and cash equivalents, end of period..........   $ 476,371      $ 465,416
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest.........................   $  42,766      $  20,599
                                                    ===========    ===========
   Non-cash investing and financing activities....   $  76,890      $  94,057
                                                    ===========    ===========


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   OIL AND GAS PROPERTIES:

     With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing program is coordinated with prospect generation and explorations results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminary appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold costs. The Company currently has approximately 144,100 gross acres under lease in addition to the exclusive rights to develop and market prospects on approximately 434,000 gross acres of mineral lands owned by Parker and Parsley.

2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

     On June 7, 1996, the Company announced a 3-for-1 reverse split of its Common Stock effective June 15, 1996. Unless otherwise indicated, all share and per share amounts relating to the Common Stock have been adjusted to give effect to the reverse stock split.

     During the three quarters ended September 30, 1996, the holders of 256,546 shares of the Company's 1994 Preferred Stock converted such preferred stock into 85,517 shares of Common Stock. The conversion of these shares, together with previously converted shares through December 31, 1995, reduced the number of shares of 1994 Preferred Stock issued and outstanding from 1,242,210 originally issued to 177,140 (convertible into approximately 59,047 shares of Common Stock) as of September 30, 1996.

     Also during the three quarters ended September 30, 1996, holders of 302,000 shares of the Company's 1995 Preferred Stock converted such shares into 100,667 shares of Common Stock. The conversion of these shares reduced the number of shares of 1995 Preferred Stock issued and outstanding from 1,015,334 originally issued to 713,334 (convertible into approximately 237,778 shares of Common Stock) as of September 30, 1996.

     During the quarter ended March 31, 1996, the Company received aggregate net proceeds of approximately $448,000 from the issuance of preferred stock which, with accrued dividends, was converted during the quarter ended September 30, 1996, into an aggregate of 197,945 shares of Common Stock, for an equivalent weighted average price of $2.20 per share of Common Stock. The 12.5 shares of such preferred stock remaining outstanding, with an aggregate liquidation preference of $12,500, are convertible into Common Stock at a price per share that is the lesser of $4.50 or 75% of the Common Stock trading price per share at the time of conversion.

     During the quarter ended June 30, 1996, the Company received aggregate net proceeds of approximately $1,252,000 from the issuance of preferred stock which, with accrued dividends, was converted during the quarter ended September 30, 1996, into an aggregate of 708,590 shares of Common Stock, for an equivalent weighted average price of $1.77 per shares of Common Stock. During the second quarter, the Company issued to an unaffiliated company engaged to provide shareholder and investor relations services options to purchase an aggregate of 166,667 shares of Common Stock at prices ranging from $3.45 per share to $6.90 per share.

     During the quarter ended September 30, 1996, the Company received aggregate net proceeds of approximately $2,509,000 from the issuance of preferred stock which, with accrued dividends, was converted during the quarter into an aggregate of 815,936 shares of Common Stock, for an equivalent weighted average price of $3.07 per share of Common Stock. During the third quarter, the Company issued to an unaffiliated investor relations advisor additional options to purchase an aggregate of 266,667 shares of Common Stock at prices ranging from
$4.14 to $6.90 per share.   Also during the third quarter, the Company received
net proceeds of approximately $1,012,000 from the exercise of outstanding options held by an investor relations advisor to purchase an aggregate of 233,000 shares of Common Stock for a weighted average exercise price per share of $4.34.

     For the three and nine month periods ending September 30, 1996, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated accrued and declared preferred stock dividends of $37,001 and $61,934, respectively, and imputed stock dividends of $69,196 and $1,168,432 respectively, as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.

     All warrants associated with the $400,000 loan from an unrelated third party in April 1994, as renegotiated in April 1995, expired according to their terms, as of July 3, 1996.

     During the quarter ended September 30, 1996, the Company granted to its executive officers and certain employees options to purchase an aggregate of 488,000 shares of Common Stock at an exercise price of $4.00 per share, the market price for the Common Stock at the time of grant, as follows: 100,000 shares each to Grant Steele, N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker, and 8,000 each to nine employees. The options granted to the executive officers are exercisable immediately and expire five years from the date of grant. The options granted to the other employees vest one-quarter immediately and one-quarter on each of the three following anniversary dates of the date of grant and expire seven years from the date of the vesting.

     In September 1996, the Company entered into executive employment agreements with its executive officers (see "Note 3. Related Party Transactions"), which provide for the grant to each executive officer additional options to purchase 200,000 shares of Common Stock at an exercise price of $5.00 per share, the market price for the Common Stock at the time of grant. Such options vest one-quarter immediately and one-quarter on each of the three following anniversary dates of the date of the agreements and expire seven years from the date of vesting.

     During the third quarter, the Company received $68,000 from the exercise of outstanding warrants to purchase 27,123 shares of Common Stock and related warrants, which subsequently expired, for an effective price of $2.52 per share, without ascribing any value to the expired warrants.

3.   RELATED PARTY TRANSACTIONS:

     The Company owed $414,239 in salaries and interest to its officers and directors at September 30, 1996.

     At September 30, 1996, $266,679, including accrued interest, was due under notes from one present and one former officer to provide funds to purchase Common Stock from the Company (which are included as a reduction of stockholders equity in the accompanying financial statements). The Company has agreed not to seek payment of such notes until back salaries owed these individuals (totaling $278,695 at September 30, 1996) are paid.

     Pursuant to the recently executed employment agreements with Grant Steele,
N. Thomas Steele, Kenneth L. Ransom ($300,000 each) and Bruce C. Decker ($56,000), the second and third installments due under promissory notes delivered in September 1994 in connection with the exercise of stock purchase options were each deferred for one year to September 1997 and September 1998. In September 1996, Dennis Gustafson returned 3,118 shares of his stock in satisfaction of an installment of principal and interest on his $56,250 note.

     In September 1996, the Company entered into executive employment agreements with its executive officers. Among other things, such agreements provide for a $48,000 increase in each executive officer's annual salary at such time as sustained oil production reaches 1,000 barrels per day. These agreements also provide for the grant of options, as discussed above in Note 2. The board has also approved the payment of $2,000 per month to each of the Company's directors, whether or not such director is also then an employee of the Company.

4.   INCOME TAXES:

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

5.   SUBSEQUENT EVENTS:
     Subsequent to September 30, 1996, the Company received $817,000 from the exercise of outstanding options and warrants to purchase 185,477 shares of Common Stock and related warrants to purchase 60,477 shares of Common Stock, which subsequently expired, for a weighted average effective price of $4.40 per share, without ascribing any value to the expired warrants.

      Subsequent to September 30, 1996, the holders of 12,000 shares of the Company's 1994 Preferred Stock converted such preferred stock into 4,000 shares of Common Stock and holders of 100,000 shares of the Company's 1995 Preferred Stock converted such shares into 33,333 shares of Common Stock. Also subsequent to September 30, 1996, the holders of 12.5 shares of 1996 Preferred Stock converted such preferred stock into 3,137 shares of Common Stock and received 58 shares of Common Stock as dividends on such converted 1996 Preferred Stock.

      In October 1996, First Geneva Holdings, Inc., exercised warrants it had received in connection with the offer of the 1996 Preferred Stock to purchase 9,117 shares of Common Stock at $4.50 per share.

     In November 1996, the Company established a credit facility with Colorado National Bank, Denver, Colorado for a total loan amount of $10,000,000, with the committment amount (the maximum amount that can be outstanding at any one time) determined twice yearly by the bank based on its analysis of the Company's cash flows and proved producing reserves. The initial commitment amount is $2,000,000. Amounts due under this credit facility are secured by the Company's Eagle Springs field.

     In November 1996, the Company purchased from Plains Petroleum Operating Company, a wholly-owned subsidiary of Barrett Resources, their 40% working interest in the Eagle Springs field as of August 1, 1996, for $2,500,000 with adjustments for oil sales, oil inventory, operating expenses, and accrued unpaid property and production taxes after that date. Expected closing will be in mid November 1996.

     In November 1996, the Company offered a minimum of 200 and a maximum of 500 shares of 1996-4 Series Preferred Stock ("1996-4 Preferred Stock"). As of the date hereof, the Company has issued 230 shares of 1996-4 Preferred Stock for net proceeds of $2,097,600. The 1996 Preferred Stock becomes convertible beginning four months after the last closing date and continuing at the rate of 15% of the aggregate number of shares issued each month thereafter; provided, that, until the date that is 10 months after the last closing date, no more than 20% of the aggregate number of shares may be converted during any 30-day period. Subject to the Company's right to redeem the 1996-4 Preferred Stock, each share of 1996-4 Preferred Stock is convertible into that number of shares of Common Stock as determined by dividing $10,000, plus an accretion at 8% per annum, by the lesser of $7.50 or a percentage of the average closing bid price of the Common Stock as reported by the Nasdaq Small Cap Market ("Nasdaq") for the five trading days immediately preceding the date of conversion. The percentage to be applied to the average closing bid price is 90% if the conversion occurs more than four months but less than six months after the last closing, 85% if the conversion occurs more than six months but less than twelve months after the last closing, and 82.5% if the conversion occurs more than twelve months after the last closing. Each share of 1996-4 Preferred Stock shall be automatically converted into shares of Common Stock on the date that is two years after the last closing date. The Company will issue to each holder of 1996-4 Preferred Stock who converts his or her shares more than twelve months after the last closing date a warrant to purchase the number of shares of Common Stock determined by dividing the liquidation preference of the shares converted by the warrant exercise price, which shall be $9.00 on the date that is twelve months after the last closing date and shall decrease ratably to $7.50 on the date that is 24 months after the last closing date. The 1996-4 Preferred Stock has a liquidation preference of $10,000 per share. The placement agent for the 1996-4 Preferred Stock will receive warrants to purchase up to 46,667 shares of Common Stock, depending on the aggregate number of shares of 1996-4 Preferred Stock sold, at an exercise price of $7.50 per share, subject to adjustment in certain circumstances based on the market price of the Common Stock at each anniversary date of the date of issuance of the warrants. The Company has agreed to file a registration statement on or before December 31, 1996, to register the resale of the Common Stock issuable on conversion of the 1996-4 Preferred Stock, the Common Stock issuable on exercise of the warrants issuable on such conversion, and the Common Stock issuable to the placement agent on exercise of the placement agent warrants, and is subject to certain penalties if the registration statement is not effective on or before the date that is four months after the last closing date.





           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



CAUTION RESPECTING FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," believe," "estimate," expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first nine months of 1996 used cash of $1,179,800 when the Company reported a net loss of $1,426,000, which resulted in part to non-cash charges against the Company's revenues, including $574,700 in depreciation, depletion, and amortization and $443,800 in dry hole, abandonment and impairment costs, of which $429,900 relates to the write down of the undepleted book value of the North Willow Creek #6-27 well to the value of its reserves. Operating activities used approximately $1,546,200 more cash than the corresponding period in 1995, when the Company had small non-cash expenses of depreciation, depletion, and amortization due to less production and substantially increased accounts payable due to limited working capital.

     During the first nine months of 1996, investing activities used net cash of $3,258,700, principally due to $1,415,400 used for additions to oil and gas properties and $2,020,000 used to purchase short-term liquid marketable securities. During the corresponding period in 1995, investing activities used net cash of $1,378,300, consisting almost entirely of cash used for additions to oil and gas properties.

     The cash provided from financing activities during the first nine months of 1996 was $4,884,400, consisting principally of $5,284,000 in cash proceeds received from the sale of the Company's equity securities, including the exercise of options and warrants, offset by the repayment of the long-term note and leases payable of $403,100. During the corresponding period in 1995, the Company received $1,383,600 in cash from the sale of equity securities.

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada.

     Based on current production levels and prices, the Company estimates that it is able to meet fixed and recurring operating costs, excluding unusually large expenditures for financial public relations such as those incurred during the second quarter of 1996. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would require funds from external sources for operating deficiencies. Any improved operating margins resulting from increased production and reduced operating expenses or price increases would benefit the Company. There can be no assurance that Eagle Springs or Ghost Ranch field development will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue. Newly established production from the Ghost Ranch field began late in the third quarter and should make a larger contribution to revenues in the future. Any additional revenues from expanded production from further development would be available for operating shortages as well as to contribute to drilling activities.

     As of September 30, 1996, the Company had a working capital of $1,463,635, which, together with the Company's recently established credit facility, the sale of additional equity securities, and other financial resources, if any, that may be available, will be utilized to cover operating requirements and the Company's exploration and development drilling activities during the balance of 1996.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996 and 1995

     For the third quarter period ending September 30, 1996, oil sales increased 119.9% to $532,000 as compared to $243,000 in the same period in 1995, attributable principally to increased production of $219,100 from the Eagle Springs field, as a result of development wells drilled during the year. This increase in the third quarter of 1996 was the result of both a 25.1% increase in barrels sold and a 42.1% increase in price per barrel as compared to the same period in 1995.

     The Company's production expenses for the third quarter of 1996 increased $27,900, or 25%, with the Eagle Springs field production expenses increasing $45,700, while such expenses related to the Company's remaining properties decreased $17,800 for the same period in 1995. The 25% increase in production expense is approximately equivalent to the increase in barrels sold as noted above, suggesting that the Company has not yet begun to realize economies in per barrel production costs from recently placing the Ghost Ranch well into full production.

     Oil and gas exploration expenses increased $44,000 for the third quarter of 1996 when compared to the same period in 1995. This is primarily due to an increase in geological and geophysical costs of $25,800 and an increased cost in lease rentals of $9,200.

     Shareholder-investor service expense increased $43,700 to $52,700 for the third quarter ended September 30, 1996, when compared to the same period in 1995. These expenses relate to financial public relations information dissemination within the investment community.

     Depreciation, depletion, and amortization for the three-month period ended September 30, 1996, increased by $77,600 to $185,200 when compared to the same period in 1995. The Eagle Springs field contributed $133,000 of the depletion, depreciation, and amortization costs in the third quarter of 1996 when compared to the same period in 1995, as a result of significantly increased production.

     Interest income increased $5,700 to $46,800 for the third quarter 1996, when compared to the same period in 1995. Reduced outstanding notes receivable balances reduced accrued interest income $17,200, this was offset by $9,600 interest earned on short-term liquid investments. Interest expense decreased $17,000 to $48,800 primarily due to interest on salaries payable and interest charges on vendor invoices.

     During the three months ended September 30, 1996, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated an accrued and declared preferred stock dividend of $37,000 and an imputed stock dividend of $69,200 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.
     Nine  Months Ended September 30, 1996 and 1995

     For the nine month period ending September 30, 1996, oil sales increase 66.5% to $1,196,700 as compared to $719,000 in the same period in 1995, attributable principally to a $423,200 increase in production from the Eagle Springs field as a result of development drilling during 1996. This increase in the first and third quarters of 1996 was the result of both a 22.3% increase in barrels sold and a 24.4% increase in price per barrel as compared to the same nine-month period in 1995. Well service and well operator income decreased $5,300 for the nine month period ending September 30, 1996, when compared to the same period in 1995, primarily due to an increase of $3,800 in operator income and a reduction of $700 in well service revenue due to lack of third party water disposal fees.

     The Company's production expenses for the nine-month period ended September 30, 1996, increased $55,200, with the Eagle Springs field production expense increasing $91,300, due in significant part to increased operating costs associated with new development wells commending production.

     Oil and gas exploration expenses increased $32,300 for the nine-month period ended September 30, 1996, when compared to the same period in 1995. This is primarily due to increases in geophysical and geological cost of $29,000, employee salaries and benefits of $19,600, and cost in preparation of the reserve report by an unaffiliated engineering Company. These increases were offset by a decrease of leasehold rentals of $11,300. Dry hole, abandonment, and impairment costs were $443,800 for the nine-months ended September 30, 1996. This is an increase of $200,600 when compared to the same period in 1995.
During the first quarter of 1996, the Company was required by the Financial Accounting Standards Board, in their new statement titled "Accounting for Long-Lived Assets," to impair undepleted book value of the North Willow no. 6-27 well to the value of its reserves. This resulted in an impairment of $429,900. Additionally, the Company wrote off a surrendered and abandoned lease of $12,800 during the first nine months of 1996. Dry hole costs were $1,100 for the first nine months of 1996, which was a decrease of $242,100 for the same period in 1995.

     General and administrative expenses decreased $70,800 to $367,800 for the nine-month period ended September 30, 1996, when compared to the same period in 1995, principally due to decreased expenses for professional services and employee salaries and benefits. Shareholder-investor service expense increased $163,600 to $361,200 for the nine-month period ended September 30, 1996, when compared to the same period in 1995. Such expenses relate to financial public relations information dissemination within the investment community. Depreciation, depletion, and amortization for the nine-month period ended September 30, 1996, increased by $251,900 to $574,700 when compared to the same period in 1995. The Eagle Springs field contributed $327,800 of the increase of the first nine months of 1996 when compared to the same period in 1995, as field production increased, while the Company's remaining properties' depreciation, depletion and amortization expenses decreased $81,800 primarily due to the requirements of the Financial Accounting Standards Board in their statement titled "Accounting for Long-Lived Assets." With the write down of $429,900 of undepleted book value of the North Willow no 6-27 in the first quarter of 1996, the depreciable base was lowered to the value of its reserves and results in lower depreciation during the quarter.

     Interest income was reduced $7,700 to $102,200 for the nine-month period ended September 30, 1996, when compared to the same period in 1995. Reduced outstanding notes receivable balances reduced accrued interest income $17,200, while interest income received from short-term investments increased $9,000. Interest expense increased $42,700 to $133,700 primarily due to interest rate increase associated with the $400,000 note payable due on April 30, 1996, and interest charges on vendor invoices.

     During the nine months ended September 30, 1996, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated an accrued and declared preferred stock dividends of $61,934 and an imputed stock dividend of $1,168,432 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial.

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






                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are included with this report

             SEC Reference
  Exhibit         No.
  Number                                      Title of Exhibit

   4.01            4          Certificate of Designation of 1996-4 Series
                              Preferred Stock

   10.01          10          Form of Warrant to placement agent and assigns
                              relating to offer of 1996-4 Series Preferred
                              Stock, with related schedule

   10.02          10          Form of Revised Executive Employment Agreement
                              between the Company and executive officers, with related schedule**

   10.03          10          Form of Nonqualified Stock Options granted to
                              executive officers dated July 18, 1996, with
                              related schedule**
   10.04          10          Form of Nonqualified Stock Options granted to
                              executive officers in connection with employment agreements, with related schedule**

   10.05          10          Form of Nonqualified Stock Options granted to
                              employees in connection with employment
                              agreements, with related schedule

   10.06          10          Form of Registration Rights Agreement relating to
                              offer of 1996-4 Series Preferred Stock, with related schedule


     (b)  Reports on Form 8-K.     During the quarter ended September 30, 1996,
the Company did not file any report on Form 8-K.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FORELAND CORPORATION
                                          (Registrant)



Dated:  November 14, 1996                 By   /s/ N. Thomas Steele

                                               N. Thomas Steele, President




Dated:  November 14, 1996                 By   /s/ Don W. Treece

                                               Don W. Treece, Controller (Chief
                                               Financial Officer)