Form 10-K
period 1996-12-31
FORELAND CORP
filed 1997-03-31
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER  0-14096

                             FORELAND CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                      87-0422812
    (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                     identification no.)

      12596 WEST BAYAUD, SUITE 300
           LAKEWOOD, COLORADO                                80228-2019
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code             (303)  988-3122

Securities registered pursuant to section 12(b) of the Act:

      Title of each class                 Name of each exchange on which
     registered

      NONE                                NONE
          Securities registered pursuant to section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[x]                        No  o

      The aggregate market value of the registrant's voting stock held by nonaffiliates computed at the average closing bid and asked prices in the over-the-counter market as quoted on the National Association of Securities Dealers National Quotation system ("NASDAQ") on March 27, 1997, was approximately $29,162,267.

      As of March 27, 1997, the Company had outstanding 7,239,177 shares of its common stock, par value $0.001.

      Documents Incorporated by Reference. List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: The Company's definitive proxy statement related to the 1997 annual meeting of stockholders is incorporated herein by reference in response to Part III of this annual report.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o
PAGE>



                                    PREFACE


                 CAUTION RESPECTING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.



                                    PART I.

-------------------------------------------------------------------------------

                               ITEM 1.  BUSINESS

-------------------------------------------------------------------------------

GENERAL

      Since its organization in June 1985, the Company has been engaged principally in oil exploration in the Great Basin and Range of Nevada ("Great Basin"), an area that management believes is one of the most promising unexplored onshore domestic areas with potential for the discovery of major oil reserves. In continuing to advance this exploration, the Company's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve the Company's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding.

      Until 1994, the Company had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties. In order to supplement its own exploration efforts, between 1993 and 1994, the Company acquired certain leases and properties in Railroad Valley, Nevada, including the Eagle Springs field. In the Eagle Springs field, the Company has reworked and returned to production eleven acquired wells, drilled a new water injection well, drilled and placed into production eight additional wells, replaced and improved surface equipment to handle increased production and to lower long-term operating costs, and undertook a 3D seismic evaluation program. Much of this development work was conducted under an agreement with Plains Petroleum Operating Company, which was acquired in August 1995 by Barrett Resources Corporation (together, "Barrett"), resulting in Barrett acquiring a 40% interest in the Eagle Springs field. In November 1996, the Company acquired Barrett's interest in the Eagle Springs field, effective August 1, 1996. The Company plans to continue additional drilling in the Eagle Springs field to place into production undeveloped reserves and to drill at additional locations to test horizons that are productive in existing wells.

      During 1996, the Company continued with exploration drilling on two prospects, including a test that discovered the Ghost Ranch field on a different geologic structure approximately one-half mile south of the Eagle Springs field. The first Ghost Ranch discovery well reached total depth in late July 1996 and resulted in significant production and increases in the Company's oil reserves. The Company plugged a second Ghost Ranch well in November 1996, after determining it was not economic to produce. The Company completed a third
Ghost Ranch well for production in February 1997, which is now producing at levels comparable to the discovery well, and commenced a fourth well in March 1997 that the Company intends to complete for production in April 1997. The Company has a 60% working interest in the Ghost Ranch field and is the operator. Barrett continues to hold the remaining 40% working interest pursuant to the agreement discussed above. Of the other wells drilled during 1996, one well in Toano Draw is still being tested and one well in Pine Valley was plugged and abandoned.

      During most of the first half of 1996, the Company's exploration and development activities were significantly restricted due to shortages of working capital and cash. Following the receipt of net proceeds from the sale of securities during the second quarter of 1996, the Company was financially able to resume its exploration and development program.

      The Company continues to increase and improve its geological and geophysical expertise respecting the Great Basin of Nevada through its own efforts and by obtaining data from third parties as part of joint exploration, property acquisition, or data sharing arrangements and from drilling and other field work in which the Company participates. In addition, all information is continually reanalyzed as additional drilling data is gathered and as new computer modeling and other analytical tools become available to the industry. This has enabled the Company to increase substantially its understanding of the geology, location, potential, and other characteristics of exploration prospects
in Nevada.   To date, the Company has funded its exploration program principally from the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.
In November 1996 the Company established a bank credit facility to provide debt financing.


NEVADA EXPLORATION

      During the early 1980s, the Great Basin emerged as a possible new frontier area for oil exploration. Conventional wisdom in the oil industry at the time held that certain geological indicators pointed to north and central Nevada as a possible repository of large (by continental United States standards) petroleum deposits. Between 1980 and 1983, Gulf Oil Corporation ("Gulf") conducted a detailed study of the hydrocarbon potential of north and central Nevada and other frontier exploration areas. The study, conducted by Gulf personnel and by outside consultants, generated a mass of raw data pertaining to the age and depositional history of potential oil-bearing formations. In 1983, Gulf was acquired by Chevron USA, Inc. ("Chevron"). In connection with that acquisition, a number of Gulf's exploration projects were terminated, including the study of Nevada, and a number of Gulf's employees voluntarily retired. One such retiree was Dr. Grant Steele, who had been manager of geology for Gulf's central exploration group and oversaw, coordinated, controlled, and managed Gulf's study of the Great Basin of Nevada.

      Personal and professional interest in the potential of the Great Basin of Nevada continued after his early retirement from Gulf in 1983. In 1985, Dr. Steele organized the Company and recruited Kenneth L. Ransom, who had served under Dr. Steele as a senior geologist with Gulf's central exploration group and who had also been deeply involved with Gulf's study of the Great Basin of Nevada. Following its organization, the Company acquired rights to Gulf's data base, conducted additional geological survey work, acquired oil and gas lease holdings in north and central Nevada, and began detailed exploration of the area.

BUSINESS STRATEGY

      The Company has assembled a management and technical team of persons with specialized technical training and experience concentrated on Nevada oil exploration. In all, the Company's technical team has over 75 years of combined Nevada oil exploration experience, much of it with major oil companies. The Company believes that the working experience of its executives and employees in Nevada is a significant factor in the Company's exploration progress to date and in its ability to act as operator under exploration arrangements with other exploration firms such as Enserch Exploration, Inc. ("Enserch"), Berry Petroleum Company ("Berry"), Parker and Parsley Petroleum Company (successor-in-interest to Santa Fe Energy Resources, Inc.) ("P&P"), and Barrett. This team employs the following strategies in guiding the Company's Nevada exploration:

  . Take full advantage of the most advanced generally available scientific exploration tools and techniques such as 3D and reprocessed seismic data to generate drilling prospects and select specific drilling locations.
  . Generate promising exploration prospects in areas in which the Company holds or believes that it can acquire a preemptive lease position and upgrade lease holdings based on further prospect evaluation.
  . Seek joint exploration agreements with other exploration firms active in Nevada to diversify the risk and to obtain additional scientific data and expertise, land, and funding.
  . Increase revenues by drilling in the Eagle Springs and Ghost Ranch fields to develop proven reserves and to test horizons productive in existing wells.
  . Continually generate prospect concepts for the long-term exploration of the Great Basin.

      Science

      The Company seeks to utilize the most advanced available scientific tools and techniques to evaluate the risk and exploration potential of specific prospects. The Company's oil exploration model for the Great Basin of Nevada continually evolves from a large data base collected, originally by Gulf and, since 1985, by the Company. As a result of the Company's own work as well as information sharing arrangements with others, the Company now has access to over 1,400 line miles of 2D seismic data, much of it reprocessed with new analytical computer programs, newly acquired high resolution 3D seismic surveys, and gravity data gathered by the Company as well as by Exxon, P&P, Mobil, Chevron, Enserch, and Berry. Data from 3D seismic, gravity, reprocessed seismic surveys, and previous drilling are integrated as a guide to further exploration. The Company believes that it benefits from the long-term involvement of the Company's personnel in Nevada oil exploration and operations, which enhances the Company's ability to share data and expertise with industry participants.

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

      Joint Exploration

      The Company regularly seeks joint exploration arrangements with other oil exploration firms active in Nevada to obtain access to additional scientific data and technical expertise, particularly relatively expensive geophysical data, including 3D seismic. Joint exploration arrangements are sought with firms that have significant lease positions in the prospect area and that can bear a portion of the costs of specified further exploration. The Company also utilizes joint exploration arrangements to spread the risks of specific exploration, attempting to retain a larger interest by bearing a greater proportion of the related costs in those prospect areas in which management believes that the risks and reserve potential warrant such action. In situations in which management perceives a higher degree of risk or a smaller potential for the prospect, it seeks to retain a smaller interest and bear a smaller share of related costs. With the acquisition of Barrett's 40% interest in the Eagle Springs field, the Company assumed the cost and associated risk of 100% of operations in the Eagle Springs field. Industry interest in oil exploration in Nevada has fluctuated significantly in previous years, and there can be no assurance that the Company can continue to identify oil exploration firms to undertake joint exploration of Nevada prospects.

      Drilling Near Existing Production

      Further exploration drilling is required to delineate the extent of productive horizons in individual fields and complete development where warranted. In the Eagle Springs and Ghost Ranch fields, the Company's geophysical and geological evaluation is ongoing to locate possible additional drilling locations to develop the undeveloped reserves and to test the horizons that are productive in the existing wells. In both fields, the Company has surface facilities capable of handling additional production. The Company also intends to continue to drill exploration wells in areas of existing production in the Pine and Railroad Valleys to further evaluate reservoir extent and characteristics, increase production, and obtain data that might benefit the Company's overall exploration effort. The Company intends to pursue these drilling objectives in Pine Valley as well as specific prospects in Railroad Valley as involving somewhat lower risk than exploration testing in areas with relatively less drilling history or other exploration success to date.

      Long-Term Exploration

      Management anticipates that it will take several years to explore fully the target areas that may be identified by the Company in the Great Basin of Nevada, as is the case in many frontier areas of exploration, and believes that it is important to provide for an ongoing presence for the Company in Nevada exploration. In such a long term exploration effort, the results of early exploration serve as a guide for identifying new prospects so it is important, in management's view, to continually identify new prospect concepts and areas for possible future exploration while advancing existing prospects to the drilling stage.

      During recent years, the Company has focused its activities on drilling in the Eagle Springs to exploit proved undeveloped reserved and to evaluate at new locations horizons that are productive in existing wells and to drill in additional exploratory prospects in the Pine, Railroad, and Huntington Valleys and Toano Draw of Nevada. In 1996, the Company's exploration effort led to the discovery of the Ghost Ranch field, which it is now developing. Through 1997, the Company will continue its exploration and development activities in such areas. In addition, the Company will continue its acquisition of 3D seismic data and reanalysis of existing 2D seismic data. The Company will also continue its evaluation of data to identify additional exploration targets, expand its lease holdings where warranted, and seek additional exploration arrangements with other industry participants.


GHOST RANCH FIELD

      Based on results of its Eagle Springs 3D seismic program, in 1996 the Company identified the Ghost Ranch prospect located just south of the Eagle Springs field. The Ghost Ranch no. 48-35 discovery well reached total depth in late July 1996 and is now producing at a restricted rate of 200 to 250 barrels of oil per day, resulting in significant production and increases to the Company's oil reserves. The Ghost Ranch no. 58-35 well, the second well drilled in Ghost Ranch, was intended to test a different horizon than the discovery well. This well initially demonstrated excellent fluid deliverability.
However, after testing the heavy, viscous oil and water from the well, the Company determined that the water cut was too high to produce economically, and the well was plugged. In February 1997, the Company completed the Ghost Ranch no. 38-35 well for production, and the well is now producing approximately 320 barrels of oil per day. In March 1997, the Company commenced drilling the Ghost Ranch no. 47-35 well, which the Company intends to complete for production in April 1997. The Company believes that discovery of the Ghost Ranch field confirms the effectiveness of 3D seismic as an exploration and development tool in Nevada. The Company has a 60% working interest in the Ghost Ranch field, and Barrett holds the remaining 40% working interest. Activities in the Ghost Ranch field with Barrett are conducted by the Company as operator, under the overall direction of a technical committee made up of representatives of both companies. The Company intends to continue drilling of the Ghost Ranch field during 1997 by drilling at up to three locations to test horizons productive in the existing wells.


EAGLE SPRINGS

      In 1993 and 1994, to supplement the Company's own exploration efforts, it acquired approximately 3,040 gross acres in Railroad Valley, Nevada, with eleven shut-in wells in the Eagle Springs field. In connection with the acquisition, the Company implemented certain in-field environmental remediation measures and resolved issues raised by various regulatory agencies and the claims of entities which asserted an ownership interest or had advanced funds or services to the field.

      Since acquisition of the Eagle Springs properties, the Company has returned eleven acquired wells to production, drilled a water injection well, drilled and placed into production eight additional wells, replaced and improved surface equipment to handle increased production and to lower long term operating costs, and undertaken a 3D seismic evaluation program. Much of this work in the Eagle Springs field was completed with Barrett pursuant to a 1994 agreement under which Barrett provided $1,920,000 in specified well costs to earn a 40% interest in the Company's Eagle Springs producing properties, agreed to bear 40% of all costs thereafter, and obtained the right to participate in other specified Company exploration projects under agreed terms. In November 1996, the Company acquired Barrett's 40% interest in the Eagle Springs field, effective August 1, 1996, for $2.4 million, funded from the sale of the Company's equity securities and funds drawn under the Company's recently established bank credit facility. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.") Pursuant to the 1994 agreement, Barrett continues to have an interest in the Ghost Ranch field but in May 1996, elected to terminate its interest in the North Humboldt prospect. Prior to the acquisition of the 40% interest in the Eagle Springs field from Barrett, the Company diversified the economic risks associated with drilling and the other activities in the Eagle Springs field because, as a 40% working interest owner, Barrett was responsible for 40% of all costs. As a result of the acquisition of Barrett's interest in November 1996, effective August 1, 1996, the Company assumed 100% of the cost and associated risk of operations in the Eagle Springs field.

      The Company intends to pursue a long-term development program of the Eagle Springs field based on its 3D seismic study to test at additional locations horizons that are productive in existing wells and to increase proved reserves. The Company originally intended to conduct additional development drilling with Barrett in Eagle Springs during 1996. However, limited funding during early 1996 and the Company's decision to initiate its exploration program in the Ghost Ranch field delayed the development program of the Eagle Springs field.

      The Company intends to evaluate engineering data from existing wells together with any additional wells that may be productive to determine whether a reduced well spacing from 20 acres to 10 acres, which is the spacing approved by regulatory authorities, may be economically beneficial. If the Company concludes that reduced well spacing would increase the financial return from the field, the total number of available well locations would be increased, which would correspondingly extend the period during which the Eagle Springs field could be developed. In addition, the Company has initiated a larger ongoing reservoir study of the Eagle Springs field oriented toward development of a secondary or tertiary improved oil recovery project.


EXPLORATION ACTIVITIES

      Toano Draw

      In accordance with an agreement with P&P, the Company identified an exploration target in the Deadman Creek area of Toana Draw, Elko County, Nevada, based on the Company's review of available data regarding the Deadman Creek no. 44-13 test drilled by another operator in the mid 1980s that encountered favorable oil shows but was not completed for production. The Company reentered and completed the well, which has been tested at rates of 20 to 40 barrels per day. Based on the test results, the Company is acquiring the surface equipment to place this well into production, which should commence by the second quarter of 1997. As a result, the Company will earn a 100% working interest in 5,013 gross acres (4,261 net acres), subject to P&P's 15% working interest in each well after the Company has recouped costs incurred.

      Pine Valley

     Based on results from nonproducing tests previously drilled by the Company in Pine Valley, during the fourth quarter of 1996 the Company drilled and tested the Pine Creek no. 1-7 well in Pine Valley. A high gravity, low pour point oil was recovered from the well, but the water cut was too high to produce economically. Based on the dipmeter logs and 2D seismic data, updip locations may exist for the reservoirs which tested oil. In order to further refine these potential updip drilling locations as well as identify other exploratory drilling targets, the Company and its partners have approved a 16.75 square mile 3D seismic acquisition program. This seismic program is designed to identify updip drilling locations from the numerous shows in the Company's Pine Creek no. 1-7 exploratory well. In addition, the 3D survey will also be used to identify other exploratory drilling targets in the 16.75 square mile 3D seismic program.

      Under a 1994 joint exploration agreement with Enserch and Berry ("Enserch/Berry"), the Company and Enserch/Berry had planned to drill the Pinon Prospect in Pine Valley in 1996, but later the parties elected not to drill such well so the joint exploration agreement has expired. The acreage contributed by the Company to the joint exploration arrangement has been returned to it.

      On January 22, 1996, the Company entered into a revised agreement with Hugoton Energy Corporation and Maxwell Petroleum, Inc. ("Hugoton/Maxwell"), respecting exploration of the Pine Creek prospect in Pine Valley, Nevada. Hugoton/Maxwell elected not to complete a 3D seismic study in the area, as required by the agreement, and paid the Company $75,000 as liquidated damages.

      North Humboldt Prospect

      The Company identified the North Humboldt prospect based on data available pursuant to its agreements with P&P and subsequently obtained a lease from P&P respecting this prospect. Under the 1994 agreement with the Company respecting the Eagle Springs field, Barrett originally exercised its right to earn an interest in the Company's acreage in an area of mutual interest in North Humboldt, and the Company and Barrett then had developed a plan to undertake joint exploration of the prospect. In May 1996, Barrett elected to terminate its interest in the North Humboldt prospect. The Company has now undertaken a technical evaluation of the seismic data and outlined boundaries for a 3D seismic evaluation of the North Humboldt prospect.

      Little Smoky and Antelope Valley

      The Company has participated in four test wells in these two valleys in previous years. Although all of these tests were plugged and abandoned, they added significantly to the Company's information in these two sparsely drilled yet promising prospect valleys. The Company will continue to evaluate the exploration potential of these two valleys.

      Newark Valley

      The Company is conducting ongoing geological evaluation of prospects in Newark Valley.


JOINT EXPLORATION ARRANGEMENTS

      Enserch/Berry Operating Agreement

     Effective March 1993, the Company entered into an operating agreement with Enserch/Berry that designated the Company as operator to undertake a joint exploration program on approximately 91,000 gross leased acres in Pine, Diamond, Little Smoky, and Antelope Valleys of northeastern Nevada. The Company and Enserch/Berry each contributed acreage and data and provided 50% of the required funds for drilling and acquiring additional acreage and data. The parties identified four areas of mutual interest covering an aggregate of 500,000 acres. Through 1995, the parties drilled five test wells, all of which were dry holes that were plugged and abandoned. Due to a change in management of Enserch/Berry, the parties did not drill the sixth well under the exploration agreement. In July 1996, the Company negotiated a new agreement to supersede the original exploration agreement with Enserch/Berry. Under the new agreement Enserch/Berry assigned all of its interest in 46,600 gross acres in Pine, Little Smoky, and Antelope Valleys to the Company. The Company also received all of Enserch/Berry's rights to over 57 line miles of jointly acquired seismic data in those valleys, an access license to over 61 miles of Enserch/Berry proprietary seismic, and an option to acquire an additional 100 miles of seismic data in Pine Valley, Nevada.

      P&P Marketing and Exploration Agreement

      In December 1992, the Company entered into an exploration agreement with P&P's predecessor-in-interest, appointing the Company the exclusive marketing representative for P&P's fee mineral interest in northern Nevada. Under the terms of the exploration agreement, the Company had access to P&P's proprietary geological and geophysical data respecting the P&P properties and adjacent lands, with the express right to reprocess the seismic data. Under the agreement, the Company identified the Deadman Creek, North Humboldt, and Pine Creek prospects, and acquired leases to approximately 36,400 gross acres. The Company has agreed to grant P&P an overriding royalty in these leaseholds and to provide to P&P copies of any seismic and geological data acquired in the prospects. The Company determined not to drill any other prospects on the P&P acreage under the agreement and released the remaining acres subject to the P&P agreement when it expired in December 1996.


      Exploration Arrangements

      The Company intends to continue to negotiate with interested parties to fund further drilling on defined prospects in a number of locations in the Great Basin of Nevada. The ultimate goal of the Company is to arrange for the exploration and, if oil reservoirs are discovered, development of its holdings, using the Company's own limited financing, to the extent available. In some instances, the Company may reach an agreement with other firms in which all participants contribute acreage and available scientific data and bear a portion of the costs of agreed drilling or other exploration, thereby earning a shared ownership in the contributed acreage and production, if any. The nature and extent of the Company's participation, share of costs, and interest retained in various arrangements will be dependent on the acreage it has under lease in the target area, the amount of scientific information it has available as compared to the other participants, the relative financial strength of the participants, the risks and rewards perceived by the various participants, and other factors. These arrangements are very project specific and will likely vary from drilling prospect to drilling prospect.

     Joint exploration agreements with industry participants to obtain leases, scientific data, and funds for drilling and other exploration typically set forth obligations that the participants must perform timely in order to earn specified property interests, permit funding participants to terminate their participation at specified points during the exploration program, and condition continuation of joint efforts on obtaining satisfactory results. If such a participant elects not to continue with respect to any well, the Company would be required to fund all of the costs of such well if it proceeded, in which case it would be dependent on proceeds from the sale of securities and production revenue, which would delay or limit planned drilling.


CONCENTRATION OF ACTIVITIES IN FRONTIER AREA

     Exploration for oil is a highly speculative business. There is no way to know in advance of drilling and testing whether any prospect will yield oil in sufficient quantities to be economically feasible. The completion of a well for production or the initiation of production in paying quantities does not necessarily mean that the well will be economic because it may not produce sufficient revenues to recover related costs and generate a financial return to the Company. Management of the Company has focused its efforts on acquiring lease positions, developing data, and exploring and drilling in the Great Basin area of Nevada, a largely unproved and unexplored geological province. While the Company holds exploration rights to a significant number of acres, its holdings are insignificant when compared to the size of the potential geological area. Other than in the Eagle Springs field and Ghost Ranch field, no significant ongoing commercial production of oil has been established on the Company's properties. In addition, the areas targeted by the Company, other than the Eagle Springs field and Ghost Ranch field, have geological and geophysical complexities which may hinder the development or establishment of significant production or reserves. There is no assurance that these problems can be overcome or that the Company's drilling program will be commercially successful.

     Despite the expertise of management, the significant amount of data that the Company has collected with respect to Nevada, and the expenditure of several million dollars in property acquisition, data collection, and exploration since 1985, the Company has established only limited reserves and developed limited ongoing production as a result of its exploratory drilling program. The Ghost Ranch discovery well, which was placed into production recently, is the first exploration test by the Company that has resulted in significant ongoing production and reserves. The oil production from the Eagle Springs field was acquired by the Company in 1993 and, except for the increased production resulting from certain reworking of existing wells and the eight development wells drilled by the Company, did not result from the Company's exploration activities. Although the Company began to receive oil production revenue from the Eagle Springs field in early 1994 and from the Ghost Ranch well in mid-1996, the Company's success will continue to depend on the results of drilling, evaluation, and testing of its various prospects.


NORTH WILLOW CREEK AND TOMERA RANCH DISCOVERIES

      The Company continues to receive limited production from two North Willow Creek wells drilled in previous years, but production continues to decline. Management has concluded that the wells are not producing to the potential indicated by initial tests and engineering and geologic evaluations. In 1996, the Company removed the production equipment from one of its Tomera Ranch wells, which is therefore no longer in production. The Company's remaining Tomera Ranch well continues to have only limited sustained production. The Company continues to evaluate the productive potential of the area.

      Both the North Willow Creek and Tomera Ranch wells hold acreage over productive zones that the Company believes can be produced at higher rates with additional evaluation and reworking, including chemical treatments, heat treatments, hydraulic fracturing treatments, and other alternative measures. There can be no assurance that such efforts will be successful or that the wells will produce in profitable quantities. If such efforts are successful, the Company plans additional evaluation drilling as warranted.


COMPETITION AND MARKETS

     Competition in the oil and gas industry is intense. The acquisition and exploration of oil and gas prospects are highly competitive. The Company competes with numerous other firms and individuals in its activities. The Company's current and potential competitors include major oil companies and other independent operators, many of which have greater financial resources, broader exploration programs, a greater number of managerial and technical personnel, and facilities substantially larger than those of the Company. There can be no assurance that the Company will be able to compete effectively in the exploration for oil in Nevada.

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

     The Company believes that an important consideration in obtaining risk capital for drilling, new exploration rights, and joint exploration and development arrangements with other industry participants is the amount and quality of the Company's scientific data and exploration experience in Nevada. The Company also believes that it benefits from its use of 3D seismic and reprocessed 2D seismic data and its experience in correlating that data with the results of actual drilling.

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

      Environmental Regulations

     Operations of the Company are subject to comprehensive federal, state, and local laws and regulations governing the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect the Company's operations and costs of doing business. It is probable that state and federal environmental laws and regulations or their interpretations will become more stringent in the future. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed so the Company is unable to predict the ultimate cost of compliance. The Company does not believe that it will be required in the near future to expend material amounts due to current environmental laws and regulations.

     Present, as well as future, legislation and regulations could cause additional expenditures, restrictions, and delays in the Company's business, the extent of which cannot be predicted and which may require the Company to limit substantially, delay or cease operations in some circumstances or subject the Company to various governmental controls. From time to time, regulatory agencies have proposed or imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Because federal energy and taxation policies are subject to constant revisions, no prediction can be made as to the ultimate effect of such governmental policies and controls on the Company.

     In connection with the acquisition of the Eagle Springs property, the Company performed limited environmental inquiries and agreed to undertake certain work to remediate a contaminated drilling pit at a former water injection well site. That work was completed at a cost of $111,000 in coordination with federal and state supervising agencies in early 1994, for which the Company received the Bureau of Land Management's "Health of the Land" award. The Company does not believe that it has any material continuing financial obligation respecting remediation of environmental matters involving the Eagle Springs field. However, there can be no assurance that new remediation issues will not arise in the future due to existing undiscovered conditions or future legislation.

     As a negotiated term of the acquisition of the Eagle Springs lease, the Company agreed to indemnify the secured creditor from which the Company acquired a portion of its property interests against claims for environmental liability. The Company does not believe that it has any material financial obligation under such agreement.

      State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds, and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, and the plugging and abandoning of wells, the density of well spacing within a given area, and other matters. Nevada also has statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil properties and establishment of maximum rates of production from oil wells.

      Federal Leases

     The Company conducts significant portions of its activities under federal oil and gas leases. These operations must be conducted in accordance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of delayed rentals and royalty payments to the federal government.

     Safety and Health Regulations

      The Company must also conduct its operations in accordance with various laws and regulations concerning occupational safety and health. Currently, the Company does not foresee expending additional material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed, the Company is unable to predict the future effect of these laws and regulations.


OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to the usual hazards incident to the drilling for and the production of oil. These hazards include, but are not limited to, pipe failure, blowouts, cratering, explosions, uncontrollable flows of oil, natural gas, or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations and could result in the Company incurring substantial losses and liabilities to third parties..

     In order to lessen the effects of these hazards, the Company maintains insurance of various types to cover its operations. As is customary in exploration arrangements with other energy companies under which specified drilling is to be conducted, the operator is required to purchase and pay for insurance against risks customarily insured against in the oil and gas industry by others conducting similar activities. The Company has general liability insurance of $1 million per occurrence, with a $2 million aggregate limitation, including coverage for certain oil industry activities. Management believes that the Company's current insurance coverage is adequate; however, the Company may not be insured against all losses or liabilities which may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on the insurance policy, or other factors. The Company's insurance does not cover every potential risk associated with the exploration, drilling, and production of oil. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse effect on the Company. Moreover, no assurance can be given that adequate insurance will be available at reasonable rates or that the Company or the operators of wells in which the Company owns an interest will elect to maintain certain types or amounts of insurance.

     The Company's activities are subject to periodic interruptions due to weather conditions, which may be quite severe at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping, and/or production activities or increase operating costs.


EMPLOYEES

     The Company has 16 employees, including four executive officers (all of whom are also directors), four technical employees in addition to the executive officers, four field operations employees, and four administrative employees. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory.

-------------------------------------------------------------------------------

                              ITEM 2.  PROPERTIES

-------------------------------------------------------------------------------


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


PROVED RESERVES

      The following table sets forth the estimated oil reserves, net to the Company's interest, of oil and gas properties as of December 31, 1996. The reserve information is based on the independent appraisal prepared by Malkewicz Hueni Associates, Inc., Golden, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, the estimates of future net revenues from the Company's proved reserves are made using a sales price of $18.06, the weighted average oil sales price in effect as of December 31, 1996, the date of such estimate, and are held constant throughout the life of the properties.
(See "ITEM 1. BUSINESS.")
                                                 PRESENT VALUE OF
                                                 ESTIMATED FUTURE
                                   ESTIMATED            NET
   ESTIMATED PROVED RESERVES          OIL            REVENUES,
                                               DISCOUNTED AT 10% (1)
                                  ----------   --------------------
                                    (MBBL)        (IN THOUSANDS)
Proved Developed Producing
  Railroad Valley.............      1,844.9         $11,274.4
  North Willow Creek..........          5.8              23.2
  Tomera Ranch field..........          0.1              (0.3)
                                    -------         ----------
                                    1,850.8          11,270.3

Proved Developed Nonproducing
  Railroad Valley............          49.2             246.4
  Railroad Valley............

Proved Undeveloped
  Railroad Valley............       1,823.3          11,404.9
                                   --------         ---------
        Total ...............       3,723.3         $22,921.6
                                   ========         =========

(1) Neither prices nor costs have been escalated. The operating costs, based on information provided by the Company, are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves, based on year-end costs and assuming the continuation of existing economic conditions. (See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.") The discounted amounts have been reduced by the Company's share of estimated development costs in the amount of approximately $5,182,000.

      The oil reserves assigned to the properties in this evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. (As of February 1997, the Company was receiving approximately $14.50 per Bbl for oil sold.) The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market value for the evaluated properties.

     There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing, and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors. The borrowing base under the Company's recently established credit facility is based on the estimate of the Company's reserves. Therefore, any downward revision of this estimate could have an adverse effect on the Company's borrowing capability under the credit facility.

     The actual amount of the Company's proved reserves are also dependent on the prevailing price for oil, which is beyond the Company's control or influence. Oil prices were relatively higher during 1996 than recent previous years, but have subsequently declined. There can be no assurance that oil prices will not substantially decline in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

     In an effort to limit the adverse effects of extreme declines in oil prices, the Company has entered into agreements with Crysen Refining, Inc., Salt Lake City, Utah, to sell oil from its currently producing fields through August 1997 at minimum fixed prices (See "Production and Sale of Oil" below), and with Petro Source Corporation, Salt Lake City, Utah, to sell oil from a portion of the Ghost Ranch field through August 1997. Notwithstanding these agreements, adverse changes in the market or regulatory environment would likely have an adverse effect on the Company's ability to obtain additional funding from lending institutions, industry participants, the sale of additional securities, and other sources. During 1996, Crysen and Petro-Source accounted for 86% and 14%, respectively, of the Company's oil sales revenues.


WELLS AND ACREAGE

      Shown below is a tabulation of the productive wells owned by the Company in Nevada as of December 31, 1996, following the purchase of Barrett's 40% interest in the Eagle Springs field in November 1996, effective August 1, 1996.

                              PRODUCTIVE OIL WELLS
                              --------------------
                               GROSS        NET
                              -------     -------
                                21.0        20.6


      Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Nevada as of December 31, 1996, following the purchase of Barrett's 40% interest in the Eagle Springs field in November 1996, effective August 1, 1996.


                  DEVELOPED ACREAGE        UNDEVELOPED ACREAGE
                  -----------------        -------------------
                   GROSS     NET            GROSS        NET
                  -------- --------        --------- ---------
                   4,120     4,088          176,268   171,947


      The Company's leases in Eagle Springs (2,960 gross and net acres), Ghost Ranch (80 gross and 48 net acres), Tomera Ranch (680 gross and net acres), and North Willow Creek (400 gross and net acres) are held by production. The Company's undeveloped leases have various primary terms ranging from one to ten years. Management believes that the expiration of any individual or group of related undeveloped leasehold interests would not have a material adverse effect on the Company. Annual rentals on all undeveloped leases aggregate approximately $185,000.


DRILLING ACTIVITIES

      Set forth below is a tabulation of wells drilled and completed in which the Company has participated and the results thereof for each of the periods indicated.

                                         YEAR ENDED DECEMBER 31,
                                 ---------------------------------------
                                     1994         1995         1996
                                 -----------  -----------  -------------
                                 GROSS   NET  GROSS   NET  GROSS   NET
                                 ----- -----  ----- -----  -----  ------
       Exploratory:
        Dry....................    3    1.05   2.0    0.84  2.0    1.16
        Oil....................    --    --     --     --   2.0    1.60
        Gas....................    --    --     --     --    --      --
                                 ----- -----  ----- -----  ----- ------
            Totals.............    3    1.05   2.0   0.84   4.0    2.76
                                 ===== =====  ===== =====  ===== ======



       Development:
        Dry....................    --    --     --     --     --     --
        Oil....................    3     1.8   5.0    3.0     --     --
        Gas....................    --    --     --     --     --     --
                                 ----- -----  ----- -----  -----  ------
            Totals.............    3     1.8   5.0    3.0     --     --
                                 ===== =====  ===== =====  =====  ======

PRODUCTION AND SALE OF OIL

      The following table summarizes certain information relating to the Company's net oil produced and sold from the Company's Nevada properties, after royalties, during the periods indicated.

                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                               1994(1)    1995(1)     1996
                                              --------   --------  -------

  Average net daily production of oil (Bbl)      121        240        325

  Average sales price of oil ($ per Bbl)      $10.80     $11.61     $15.87

  Average production cost ($ per Bbl)(2)      $10.36      $4.84      $4.01


(1)  Represents production from North Willow Creek, Tomera Ranch and Eagle
     Springs.
(2) Includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, and similar items), and production taxes. The amount in 1994 excludes costs related to completion of remediation of a contaminated drilling pit at a former water injection drillsite.


      Production from Eagle Springs started in January 1994, and currently accounts for about 81% of the Company's oil production. This consists of oil produced and sold net to the Company's interest from the eleven wells the Company acquired, reworked, and returned to production commencing in early January 1994 plus the eight new wells subsequently drilled and placed into production, net of production royalties. However, certain of the wells have been shut-in from time to time, sometimes for several months. Other wells have been shut-in for shorter periods during particular months because of mechanical problems. Currently, one well is temporarily shut-in and not in production. The Company intends to undertake remedial work when its schedule permits, when appropriate rig and equipment are available in the area, and when funds are available.

      The oil from the Eagle Springs and Pine Valley, Nevada, wells is sold to Crysen Refining, Inc., Salt Lake City, Utah, an unrelated purchaser, under agreements continuing through August 1997, and from month-to-month thereafter, unless terminated by either party, at a price equal to Amoco Oil Company's Wyoming per barrel sour crude oil posted price, adjusted for gravity and oil quality, less transportation of $3.05 or $2.90 per barrel, depending on the producing field, but in no case less than $9.50 per barrel after deduction of all charges. For example, during the month of January 1997, the Company received a net price of $18.21 per barrel, after deducting transportation charges. The sale of oil is subject to price adjustments, production curtailments, and similar provisions common in oil purchase contracts.

     The oil from the Ghost Ranch field is sold to Petro Source Refining Partners, Salt Lake City, Utah, an unrelated purchaser. During January 1997, the Company received a net price per barrel of $17.08.

     The Company's oil exploration and production activities are dependent on the prevailing price for oil, which is beyond the Company's control or influence, and there is no assurance that the Company's wells can be produced at levels in excess of related production costs. Oil prices were relatively higher during 1996 than recent previous years, but have declined during early 1997. There can be no assurance that oil prices will not substantially decline in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company. In addition to its direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on the Company's ability to obtain funding from lending institutions, industry participants, the sale of additional securities, and other sources.

      Production costs relating to Nevada production for 1994 include costs associated with various production testing measures on the Tomera Ranch and North Willow Creek wells and fixed costs allocable to a limited number of wells. The substantial increase in average daily production in 1995 is attributable to returning the Eagle Springs wells to production and drilling additional wells during such period. Production costs in 1994 were inordinately high per barrel of oil produced due to start up costs associated with the revamped production facility and repairs to equipment that had been shut down without maintenance for over a year. In early 1994, the Company incurred additional costs of operating in winter due to energy costs for heating the oil and operating the wells using propane as its main fuel to generate power for the pumping units. Production costs in 1995 decreased dramatically due to higher production, improved production facilities, and utilization of more cost-efficient energy sources used in operations Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. In addition, the Company has been changing to more cost effective energy sources for continuing production in a further effort to control costs. This consists principally of a large capacity boiler that is fueled principally by natural gas from the wells, which requires only supplementary propane and, because its large capacity heats the oil to higher temperatures, will reduce costs for well treatment chemicals and increases production efficiencies. Because of the foregoing, the Company expects that production costs per barrel will continue to decrease as additional wells are drilled and placed into production to obtain economics of scale and dilute the impact of fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and the impact of the other factors discussed above.

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


-------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS

-------------------------------------------------------------------------------


     The Company is not a party to any material legal proceeding, and none has been threatened by or, to the best of the Company's knowledge, against the Company.


-------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------


      No matters were submitted to a vote of the shareholders during the fourth quarter of 1996.


                                    PART II.

-------------------------------------------------------------------------------

                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

REVERSE STOCK SPLIT

      Effective June 15, 1996, the Company effected a three-to-one reverse stock split of its issued and outstanding common stock ("Common Stock"). All share and per-share amounts in this report have been adjusted to give effect to such stock split.


PRICE RANGE OF COMMON STOCK

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

                                             COMMON STOCK
                                         --------------------
                                           HIGH        LOW
                                         --------    --------
                   1995
                   First Quarter ....... $6.375      $4.6875
                   Second Quarter ......  7.50        4.125
                   Third Quarter .......  7.3125      5.25
                   Fourth Quarter ......  6.39        3.93

                 1996
                   First Quarter .......  3.65625     5.25
                   Second Quarter ......  3.1875      4.875
                   Third Quarter  ......  3.4375      7.0625
                   Fourth Quarter ......  4.75        7.00

      On March 27, 1997, the closing bid price of the Company's Common Stock on Nasdaq was approximately $4.25. The Company has approximately 1,949 Common Stock shareholders of record.


     The market price for the Common Stock has been volatile in the past and could fluctuate significantly in response to the results of specific exploration drilling tests, variations in quarterly operating results, and changes in recommendations by securities analysts. Further, the trading volume of the Common Stock is relatively small, and the market for the Common Stock may not be able to efficiently accommodate significant trades on any given day. Consequently, sizable sales or purchases of the Common Stock have in the past, and may in the future, cause volatility in the market price of the Common Stock to a greater extent than in other more actively traded securities. Until more trading volume develops, larger transactions may not be able to be closed at the then current market price for the Common Stock. In addition, the securities markets regularly experience significant price and volume fluctuations that are often unrelated or disproportionate to the results of operations of particular
companies.   These broad fluctuations may adversely affect the market price of the Common Stock.

     The Company has granted to employees, officers, and directors vested options to purchase up to approximately 1.1 million shares of Common Stock with exercise prices ranging from $3.93 to $9.00 per share. Options to purchase a total of 94,000 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock. The Company also has outstanding options and warrants held by unrelated third parties to purchase over 300,000 shares of Common Stock at prices ranging from $3.75 per share to $12.00 per share. In addition, the Company has shares of outstanding preferred stock that are convertible into Common Stock and has agreed to grant warrants to purchase common stock on conversion of certain of such preferred stock. The existence of such options, warrants, and preferred stock may prove to be a hindrance to future financing by the Company, and the exercise of options and warrants and conversion of preferred stock may further dilute the interests of the stockholders. The possible future issuances of Common Stock on the exercise of options and warrants or the conversion of preferred stock could adversely affect the prevailing market price of the Company's Common Stock. Further, the holders of options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.


DIVIDEND POLICY

   The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to continue using any cash from operations to expand its business operations.


UNREGISTERED SALES OF SECURITIES

     During 1996, the year covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

1 In an offering completed in March 1996, the Company issued 500 shares of preferred stock designated as the 1996 Series 6% Convertible Preferred Stock (the "1996 Preferred Stock") to an individual and an entity who were not "U.S. persons," as that term is defined in Regulation S, for net proceeds of approximately $431,700. The Company issued to the placement agent in such offering 25 shares of 1996 Preferred Stock and warrants to purchase 18,234 shares of Common Stock at an exercise price of $4.50 per share, subject to adjustment in certain circumstances based on the market price of the Common Stock at the time of exercise. As of December 31, 1996, all but 12.5 shares of the 1996 Preferred Stock had been converted into 197,945 shares of Common Stock (including accrued dividends). The 12.5 shares of 1996 Preferred Stock remaining outstanding, with an aggregate liquidation preference of $12,500 (excluding any accrued dividends), are convertible at any time before March 31, 1998, into 3,333 shares of Common Stock, subject to adjustment in certain circumstances based on the market price of the Common Stock at the time of conversion.

2 In an offering completed in May 1996, the Company issued 1,700 shares of 1996-2 Preferred Stock to six accredited investors for net proceeds of approximately $1,447,200. As of December 31, 1996, all of the shares of 1996-2 Preferred Stock had been converted into 708,590 shares of Common Stock (including accrued dividends). A notice on Form D was timely filed with the Securities and Exchange Commission respecting this offering.

3 In an offering completed in July 1996, the Company issued 2,775 shares of 1996-3 Preferred Stock to eleven individuals and entities who were not "U.S. Persons," as that term is defined in Regulation S, for net proceeds of approximately $2,534,100. As of December 31, 1996, all of the 1996-3 Preferred Stock had been converted into 815,936 shares of Common Stock (including accrued dividends).

4 In an offering completed in November 1996, the Company issued 255 shares of 1996-4 Preferred Stock to six accredited investors for net proceeds of approximately $2,316,100. The 1996-4 Preferred Stock becomes convertible 15% on March 20, 1997, and 15% each month thereafter; provided that, until September 20, 1997, no more than 20% of the aggregate number of shares may be converted during any 30 day period. All of the 1996-4 Preferred Stock will be automatically converted on November 20, 1998. Each share of 1996-4 Preferred Stock is convertible into 1,333 shares of Common Stock, plus an accretion at 8% per annum, subject to adjustment in certain circumstances based on the market price of the Common Stock at the time of conversion, and has a liquidation preference of approximately $2.6 million. The Company has agreed to issue to each holder of 1996-4 Preferred Stock who converts his or her shares after November 20, 1997, a warrant (the "Investor Warrants") to purchase a number of shares of Common Stock, depending on the dates on which such shares of 1996-4 Preferred Stock are converted. Each share of 1996-4 Preferred Stock converted on November 20, 1997, will entitle the holder thereof to receive an Investor Warrant to purchase 1,111 shares of Common Stock at an exercise price of $9.00 per share. The number of shares and the exercise price of the Investor Warrants issued thereafter shall be adjusted ratably each day until November 20, 1998, when each share of 1996-4 Preferred Stock converted on such date will entitle the holder thereof to receive an Investor Warrant to purchase 1,333 shares of Common Stock at an exercise price of $7.50 per share. A notice on Form D was timely filed respecting this offering.

5 The Company issued to the placement agent in the 1996-4 Preferred Stock offering warrants (the "Placement Agent Warrants") to purchase 29,353 shares of Common Stock at an exercise price of $7.50 per share, subject to adjustment in certain circumstances based on the market price of the Common Stock at each anniversary date of the issuance of the Placement Agent Warrants.

6 During 1996, Individuals exercised outstanding warrants to purchase an aggregate of 455,050 shares of Common Stock at a weighted average exercise price of $4.26 per share.

7 During 1996, individuals converted 268,546 shares of 1994 Preferred Stock into 89,517 shares of Common Stock and 402,000 shares of 1995 Preferred Stock into 134,000 shares of Common Stock. The shares of Common Stock issued in such conversions were issued without registration in reliance on the exemption from registration requirements of the Securities Act provided in
  Section 3(a)(9) thereof.

8 In May 1996, the Company issued 8,276 shares of Common Stock to Kanowa
  Petroleum, Inc., in connection with the acquisition of oil and gas properties valued at approximately $34,915.

     Except as otherwise noted, the securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof.

     Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves respecting the Company.

     Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption therefrom; that such person must bear the economic risk of the investment for an indefinite period; and that the Company would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on the Company's stock transfer records.

     In addition to the foregoing, the provisions of Regulation D were relied on in connection with the sales of securities discussed in paragraphs 2 and 4 above.

     Regulation S was also relied on respecting the transactions described in paragraphs 1 and 3, to persons who were not "U.S. Persons," as that term is defined therein. The offer of such securities was made to persons who were not "U.S. Persons" and at the time the purchases were made, the buyers were outside the United States. The Company did not engage in directed selling efforts, as defined in Regulation S, in connection with such transactions. In connection with the purchase of such securities, (a) each buyer agreed in writing that all offers and sales of the securities prior to the expiration of the applicable one-year restricted period could only be made pursuant to registration of the securities under the Securities Act or pursuant to an available exemption, and
(b) all written materials used in connection with the offering contained the statements as required by Rule 902(h)(2). Each offshore purchaser made the written representations required by Rule 903(c)(3)(iii)(B) (1) and (2). Certificates representing the shares sold in reliance on Regulation S bear a legend on their face as required by Rule 903(c)(3)(iii)(B)(3). The agreement between the Company and each offshore purchaser requires the Company to refuse to register any transfer of securities not made in accordance with Regulation S as provided in Rule 903(c)(3)(iii)(B)(4). All sales were made without the participation of a distributor.



-------------------------------------------------------------------------------

                        ITEM 6.  SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------


     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes included elsewhere in this Prospectus. The financial data as of December 31, 1996, 1995,1994, and 1993, and for the years then ended have been derived from the Consolidated Financial Statements of the Company, which have been audited by Hein + Associates LLP, independent certified public accountants. The financial data as of December 31, 1992 and for the year then ended, have been derived from the Consolidated Financial Statements of the Company for such periods, which were audited by another auditor. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.")

     The Company effected a three-to-one reverse stock split on June 15, 1996. All share and per share amounts herein have been retroactively adjusted to give effect to such reverse split.

<CAPTION
                                            YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------
                            1992          1993          1994          1995          1996
                        ------------  ------------  ------------  ------------  ------------
STATEMENT OF
OPERATIONS DATA:
Revenues                   $174,657      $ 98,244      $542,991   $ 1,115,876    $2,018,816
Net Loss                 (1,676,098)   (3,578,254)   (4,453,718)   (2,275,565)   (3,385,287)
Net Loss Applicable to
 Common Stockholders     (1,676,098)   (3,578,254)   (4,453,718)   (2,275,565)   (5,715,489)
Net Loss Per Share          (0.19)        (1.03)        (1.03)        (0.48)        (0.99)
Weighted Average
 Number of Common
 Shares Outstanding       2,883,000     3,468,000     4,330,000     4,757,000     5,752,000

                                                  DECEMBER 31,
                         -------------------------------------------------------------------
                            1992          1993          1994          1995          1996
                        ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Working Capital
(Deficit)                   $36,557      $677,980      $ 47,629   $(2,005,407)  $ 2,340,858
Total Assets              2,800,882     6,596,443     5,197,414     5,601,098    10,760,457
Long-Term Debt                   --            --       400,000        23,091     1,018,247
Current Portion of
 Long-Term Debt                  --            --            --       404,237         4,844
Stockholders' Equity      2,118,405     5,521,402     3,708,472     3,012,872     8,884,365

-------------------------------------------------------------------------------

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

-------------------------------------------------------------------------------


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

      Until 1994, the Company had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties. In order to supplement its own exploration efforts, between 1993 and 1995, the Company acquired certain leases and properties in Railroad Valley, Nevada, including the Eagle Springs field, and, in the Eagle Springs field, reworked and returned to production eleven acquired wells, drilled a new water injection well, drilled and placed into production eight additional wells, replaced and improved surface equipment to handle increased production and to lower long-term operating costs, and undertook a 3D seismic evaluation program. These efforts were funded in part between August 1994 and November 1996, by Barrett, which then held a 40% working interest in the field. In November 1996, the Company utilized proceeds from the sale of securities and its newly established bank credit facility to purchase Barrett's 40% working interest in the Eagle Springs field for approximately
$2.4 million, effective August 1, 1996. The Eagle Springs field has been the Company's principal producing property since 1994.

      During 1996, the Company's production and reserves increased substantially as a result of its discovery of the Ghost Ranch field, in which it holds a 60% working interest. The Company's reserves were also increased due to higher prices in 1996 and the Company's acquisition of Barrett's 40% working interest in the Eagle Springs field.

      The Company's activities during the first half of 1996 were restricted due to shortages of working capital and cash, as a result of the failure of a financing planned for late 1995 to be completed. This forced the Company to implement certain cost containment measures and defer planned exploration and development. Following the receipt of net proceeds from the sale of securities, the Company was able to resume its planned exploration and development program in Nevada by the third fiscal quarter of 1996.

      To date, the Company has funded its exploration and development program principally from the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration and development of certain oil prospects through joint arrangements typical in the oil industry. During 1996, the Company also obtained funds through a newly established bank credit facility.

     The Company's net daily oil production has increased significantly during recent months as newly drilled Ghost Ranch field wells commenced production, the first in the fourth quarter of 1996 and the second in the first quarter of 1997, and following the purchase of Barrett's 40% interest in the Eagle Springs field in November 1996.. Based on current production and oil prices, the Company's production revenue is now sufficient to meet its current fixed and recurring
administrative, operating, and property maintenance costs.   However, production
from current wells is inadequate to contribute substantially to costs of exploration. There can be no assurance, however, that ongoing oil production in commercial quantities will continue, that oil prices will not decrease dramatically, or that additional oil reserves will be proved as a result of the Company's exploration efforts.

      The auditor's report on the financial statements of the Company as of December 31, 1996, contains a qualification as to the ability of the Company to continue as a going concern because of its continuing losses from operations.
As discussed below, the Company believes that its working capital as of December 31, 1996, of $2,341,000, together with cash expected to be provided from operations and from the $1,000,000 remaining available under the Company's bank credit facility will be sufficient to meet its anticipated cash requirements for 1997, without relying on the receipt of additional revenues from development wells expected to be drilled during the year.

RESULTS OF OPERATIONS

      1996 and 1995

      Oil sales increased $941,000, or 92.5%, to $1,958,000 in 1996 as compared to 1995, consisting principally of a $875,800 increase in Eagle Springs field revenue, including $261,700 from the purchase of Barrett's 40% working interest in the field on November 15, 1996, effective August 1, 1996, and $259,800 in revenue from the newly discovered Ghost Ranch well. The increase in total oil revenue was the result of increases of 34.4% in barrels produced and 36.7% in the average sales price of oil. Subsequent to December 31, 1996, oil prices have declined, but total barrels produced continued to increase as an additional Ghost Ranch well began production. Operating and well service revenue decreased $19,000, or 26.2%, to $53,000 in 1996 as compared to 1995, due to the purchase of Barrett's 40% interest in the Eagle Springs field. Other income during 1996 decreased $19,000, or 72.0%, to $8,000 as compared to 1995, because of reduced equipment rental and reduced sales of equipment inventory.

      Oil and gas production costs for 1996 increased $109,000, or 25.7%, reflecting the general increase in production during 1996. However, per barrel production expense declined $0.83 per barrel, or 17.1%, to $4.01 in 1996, as compared to $4.84 per barrel in 1995, as a result of the spread of fixed production costs over an increased number of barrels produced, utilizing previous excess field operations capacity.

      Oil and gas exploration costs increased $216,000, or 34.8%, to $834,000 in 1996 as compared to a year earlier as a result of the Company's increased exploration activity, particularly during the latter half of 1996.

      During 1996, dry hole, abandonment, and impairment costs increased $760,000, or 104.8%, to $1,486,000, as compared to 1995, again reflecting the
Company's increased exploration activity during 1996.   This item includes
$940,900 in expenses during 1996 for test wells that were plugged and abandoned as well as an impairment charge of $529,900, $429,900 of which was a result of the adoption of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. (See Note 1 to Notes to Consolidated Financial Statements.)

      General and administrative expenses were approximately equal for 1996 and 1995, During early 1996, the Company implemented certain cost containment measures due to temporary shortages of working capital and in the last part of 1996 increased its general and administrative resources to manage increased activities following the receipt of proceeds from the sales of securities during the year.

      Shareholder/investor services increased $852,000, or over four fold, during 1996 to $1,058,000 as compared to 1995. This increase relates to repositioning the Company in the investment community in connection with the three-to-one reverse stock split effected June 15, 1996, the engagement of investor relations advisors, and the preparation and publication of Company information. Of such amount, $418,000 is a non-cash expense resulting from the promulgation of SFAS 123, Accounting for Stock Based Compensation. (See Note 10 to Notes to Consolidated Financial Statements.) The Company does not expect that such expenditures in similar amounts will continue.

      During 1996, for the first time in any of the three most recent fiscal years, the Company recognized expenses for the issuance of options with an exercise price below market as of the date of grant for a total of $159,500.

      Depreciation, depletion and amortization decreased $151,000, or 17.5% in 1996, to $712,000 as compared to the previous year. The 1996 decrease was due principally to unusually high depletion recognized in 1995 which related to a marginal property with relatively high costs and increased reserves in 1996, which were the result of the discovery of the Ghost Ranch field and generally higher oil prices during 1996.

     During 1996, net loss was increased by dividends of $85,000 related to preferred stock outstanding during the year. These dividends were paid or are payable in Common Stock. The Company incurred no such dividends in either of the preceding years. A portion of the shares of preferred stock on which dividends were incurred during 1996 remain outstanding, so additional dividends will be incurred in 1997. During 1996, net loss applicable to common stockholders increased by dividends of $85,200 incurred on preferred stock outstanding during the year and imputed dividends of $2,245,000, as a result of convertibility of its outstanding preferred stock into common stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.

      1995 and 1994

      During 1995, oil sales increased $540,400, or 113.2%, to $1,017,000 when compared to 1994, with sales from the Eagle Springs field increasing $519,700, or 124.3%, to $938,000 during such period. The revenues from the Company's other interests increased $20,700. Operating overhead revenue and well service revenue aggregately increased a net of $16,800, or 30.6%, when compared to 1994, consisting of an increase of $33,000 in operating overhead revenue in 1995 due to the increased number of Eagle Springs wells drilled and placed into production during 1995 and a decrease of $16,100 in well service income during 1995 as compared to 1994 as a result of reduced fees earned for water disposal services. The increase of other income of $18,400 in 1995 as compared to 1994 was primarily a result of increases in value of new and used well equipment inventories used in the Company's drilling program. Interest income increased $63,000 in 1995 to $140,700, $76,600 of such increase attributable to interest earned on stock subscriptions receivable, while interest earned from excess cash investments decreased $14,900 in 1995 when compared to 1994.

      The Company's oil and gas production expenses for 1995 decreased $33,300, or 7.3%, to $424,400 when compared to 1994, attributable principally to reduction in operating expenses of the Eagle Springs field of $34,700 in 1995 when compared to such expenses in 1994. These reductions were a result of increased efficiency and excess field operations capacity. During 1995, oil and gas exploration costs decreased $287,500.

      Components of oil and gas exploration costs in 1994 were Eagle Springs 3D seismic program expenses of $207,500 and gravity and other surveys costing $16,000 for Dixie Flats, $16,300 for the North Humboldt prospect, and $57,600 for Toano Draw. The Company did not incur any similar expenses during 1995. Dry hole, abandonment, and impairment costs aggregately decreased $1,132,200 when compared to such expenses during 1994. Individually, dry hole expense decreased $70,500 when compared to 1994.

      Dry hole costs for 1995 were primarily from the Eldorado Federal no. 15-1 of $153,200, the Hot Creek Wash no. 15-1 of $225,800, and costs for the Trout Creek no. 26-1 well of $17,300. Impairment and abandonment of leases decreased $1,211,700, or 65.2%, when compared to 1994. Major cost components during 1995 were abandonment of expired undeveloped leasehold costs of $23,000, impairment of undeveloped leases of $250,000 and impairment of well equipment inventory of $47,500, while the North Willow Creek nos. 1-27 and 5-27 and the Tomera Ranch wells were impaired in 1994 at $1,382,200.

      General and administrative expenses decreased $295,000 in 1995 to $569,000. Much of the reduction in general and administrative expenses was due to one time charges in 1994 that were not repeated in 1995 of $114,500 for relocation cost; and $129,200 as a reduction in securities offering costs that were required to be expensed because of delays in consummating the Company's financing.

      In 1995 the Company incurred an increase of $70,000 in expenses related to financial public relations, information dissemination within the investment community and a decrease in certain salaries and benefits of $27,900 when compared to 1994.

      Depreciation, depletion and amortization expense increased $533,100, or 161.8%, when compared to 1994. Such expenses attributable to the Eagle Springs field increased $426,900, primarily due to new wells being brought into production with high initial production rates, while such expenses attributable to the Company's remaining properties increased $106,200 in 1995 when compared to 1994.

      Interest expense increased $39,600 in 1995 to $125,300, primarily due to a full year of interest and amortization of loan fees associated with the Company's $400,000 note payable, as opposed to nine months of interest and amortization of the same loan fees during 1994.

      Accounting Treatment of Certain Capitalized Costs

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

      Included in oil and gas properties on the Company's balance sheets are costs of wells in progress. As of December 31, 1996, the Company had net capitalized costs of approximately $420,000 related to a well in progress. Such costs are capitalized until a decision is made to plug and abandon or, if the well is still being evaluated, until one year after reaching total depth, at which time such costs are charged to expense, even though the well may subsequently be placed into production.

      During 1996 the Company was required to adopt a new accounting policy that requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicate that the carrying value of long lived assets may not be recoverable. When as assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease by lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. As a result of the adoption of this new accounting policy, at December 31, 1996, the Company recognized an impairment charge of $429,900 during the first quarter of 1996.
As a result of the foregoing policy, the Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

      As part of the Company's evaluation of its oil and gas reserves in connection with the preparation of the Company's annual financial statements, the Company completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of the Company's oil and gas reserves and may, therefore, result in an impairment allowance as discussed above. (See "ITEM 2. PROPERTIES.")

     Certain costs

     The costs of exploring, drilling, producing, and transporting are higher in the geological province targeted by management than they would be in a more fully developed oil producing area. Access roads to drilling targets over relatively long distances frequently have to be completed, drilling equipment and services typically must be brought in from considerable distances, and there is no collection pipeline so that any oil that is produced must be trucked to a refinery, the nearest of which is in Salt Lake City, Utah, a distance of several hundred miles.


LIQUIDITY AND CAPITAL RESOURCES

     Previous Periods

     Historically the Company has obtained cash required for its operating and investing requirements from financing activities, principally the sale of equity securities. During 1996, operating activities used net cash of $1,648,000 when the Company reported a net loss of $3,385,000. The 1996 loss included non-cash expenses of $1,486,000 for abandonments and impairments (including a $429,000 impairment resulting from the adoption of a new accounting policy), $712,000 for depreciation, depletion, and amortization, $418,000 for the issuance of stock options for services, and $160,000 for below market stock options. Components of working capital requiring cash expenditures included $568,000 used to reduce accounts payable and accrued expenses, $337,000 for increases in accounts receivable, and $107,000 for payments of officers' salaries payable.

     The Company's operations provided cash of $190,600 in 1995 when the Company reported a net loss of $2,275,600, which included $725,600 in expenses due to abandonments and impairments, and $852,600 for depreciation, depletion, and amortization. As of December 31, 1995, the Company's accumulated deficit was $19,212,300. Operations used $2,501,600 of cash in 1994, which included $1,858,000 in expenses due to abandonments and impairments, $434,500 for the loss on the sale of the Company's Texas oil and gas properties, and $329,500 for depreciation, depletion, and amortization.

     Investing activities required cash of $5,365,000 in 1996, including approximately $2,4 million for the purchase of Barrett's 40% working interest in the Eagle Springs field and approximately $2.9 million for additions to oil and gas properties, principally the successful drilling in the Ghost Ranch field. During 1995 investing activities used net cash of $1,814,300, principally due to $1,883,500 in additions to oil and gas properties. In 1994 investing activities used net cash of $1,182,500, principally due to additions to oil and gas properties resulting from the acquisition of additional lease rights from Kanowa in the Eagle Springs field and additional Eagle Springs drilling, including the completion of a water injection well.

     As noted above, cash required for both operating and investing activities was provided from financing activities during each of the past three fiscal years. Financing activities provided cash of $9,299,000 during 1996, including net cash of $8,270,000 from the issuance of equity securities and $625,000 in net proceeds from borrowings after $404,000 was repaid to retire previous indebtedness and $1,000,000 drawn from the Company's newly established bank credit facility. In 1995, financing activities provided $1,560,400 from the issuance of equity securities. In 1994, financing activities provided $2,819,400, consisting primarily of a net of $2,537,600 from the issuance of equity securities and $400,000 in proceeds from new borrowings.

     In November 1996, the Company established a $10,000,000 credit facility with a commercial bank, secured by the Company's Eagle Springs and Ghost Ranch producing properties and related assets. Through March 31, 1997, the maximum loan amount permitted under the revolving credit arrangement is $2,000,000. Subject to semi-annual redetermination of the borrowing base, this amount is reduced on a quarterly basis by $150,000 through January 1, 1998, $125,000 through January 1, 1999, $100,000 through January 1, 2000, and $50,000 until maturity. The credit agreement contains certain negative covenants, including those that limit or prohibit the Company from paying dividends, selling assets, and incurring additional indebtedness, as well as certain affirmative financial covenants. Initially, $1,000,000 was drawn under this bank credit facility to fund a portion of the purchase from Barrett of its 40% working interest in the Eagle Springs field in November 1996.

     In addition to the above, the Company's oil and gas exploration and production activities were also advanced by approximately $2,233,000, $2,345,000, and $698,000 provided during 1994, 1995, and 1996, respectively, by others under industry sharing arrangements related to specific drilling or other exploration.

     Current Position/Future Requirements

      The Company believes that its working capital as of December 31, 1996, of $2,341,000 together with the cash expected to be provided from operations and from the $1,000,000 remaining available under the Company's bank credit facility will be sufficient to meet its anticipated cash requirements for 1997, without relying on the receipt of additional revenues from development wells expected to be drilled during the year.

      The Company's net production revenue currently is sufficient to meet its cash requirements for oil and gas production costs, general and administrative expenses, ongoing shareholder/investor relations, property maintenance expenditures, and payments of indebtedness. Of course, there can be no assurance that production quantities or oil prices will not decline significantly, which may contribute to operating cash shortages and require that funds budgeted for other discretionary purposes be used to supplement operations.

      The Company has formed an industry exploration group to conduct a 3D seismic study in Pine Valley, Nevada, to define additional drilling targets and has budgeted $300,000 for this study during 1997.

      During 1997 the Company intends to continue its development drilling program in the Ghost Ranch and Eagle Springs fields, as warranted. The Company currently estimates that there are approximately three locations in the Ghost Ranch field to be drilled to test horizons productive in existing wells at a net cost to the Company for its 60% share of drilling and completion costs of approximately $300,000 per well, for a total of approximately $900,000 for the year if all wells are drilled. If the results of additional wells indicate that less than all three currently planned Ghost Ranch wells are warranted, the funds budgeted for the remaining wells will be available for other purposes. After drilling the planned Ghost Ranch wells, the Company intends to continue development drilling in the Eagle Springs field, selecting what appears to be the most promising of the several remaining development locations. The Company estimates that the cost of drilling and completing these wells will be approximately $600,000 each. The Company is budgeting approximately $2,000,000 for the above Ghost Ranch and Eagle Springs development drilling during 1997.

      The Company is exploring the possible purchase of additional production to increase the Company's financial security and stability as it continues its exploration. As part of this effort, the Company may seek to acquire the 40% minority interest of Barrett in the Ghost Ranch field. The Company anticipates that it would attempt to finance such a purchase through its existing bank credit facility. The purchase of other producing properties may require additional debt and equity financing. There can be no assurance that the Company can negotiate the acquisition of any properties or that the Company will be able to obtain funds that may be required or that such funds can be obtained on terms favorable to the Company.

     The nature, extent, and cost of exploring prospects in the Great Basin province over several years cannot be predicted, but the total cost could amount to tens of millions of dollars. Because of the size of the total exploration possibilities and the Company's limited resources, it is likely that the interest of the Company's shareholders in the Company and the interest of the Company in its drilling prospects will continue to be diluted substantially as the Company continues to obtain funding through the sale of additional securities or through sharing arrangements with industry participants. There can be no assurance that exploration funds will be available to the Company when required or, if available, that such funds can be obtained on terms acceptable or favorable to the Company.

     The Company may also utilize funds available under its bank credit facility, cash now budgeted for exploration and development, as well as proceeds from the sale of additional equity securities or new borrowings to complete strategic corporate acquisitions. No acquisition has been targeted, and there can be no assurance that any acquisition will be completed at all or on terms favorable to the Company.

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


-------------------------------------------------------------------------------

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-------------------------------------------------------------------------------

      The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."


-------------------------------------------------------------------------------

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------------

      The Company and its auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                    PART III


-------------------------------------------------------------------------------

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

-------------------------------------------------------------------------------

     The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Directors and Executive Officers" is incorporated herein by reference.

     The business of the Company is dependent on its management and technical team and their substantial Nevada exploration experience, the loss of any one of whom could adversely affect the Company's proposed activities. The Company does not have and does not intend to acquire key man life insurance on any of its executives.


-------------------------------------------------------------------------------

                        ITEM 11.  EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------


      The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Executive Compensation" is incorporated herein by reference.


-------------------------------------------------------------------------------

                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

-------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Certain Beneficial Owners and Management" is incorporated herein by reference.


-------------------------------------------------------------------------------

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 1997 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Certain relationships and Related Transactions" is incorporated herein by reference.


                                    PART IV


-------------------------------------------------------------------------------

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

      (a)(1)  Financial Statements.  The following financial statements are included in this report:

TITLE OF DOCUMENT                                                          PAGE

  Table of Contents                                                        F-1
  Report of Hein + Associates LLP, Certified Public Accountants            F-2
  Consolidated Balance Sheets - As of  at December 31, 1995 and 1996       F-3
  Consolidated Statements of Operations - For the Years Ended
    December 31, 1994, 1995, and 1996                                      F-5
  Consolidated Statements of Stockholders' Equity - For the Years
    Ended December 31, 1994 1995, and 1996                                 F-6
  Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 1994, 1995, and 1996                                      F-8
  Notes to Consolidated Financial Statements                               F-10


     (a)(2)  Financial Statement Schedules.  Schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.

      (a)(3)  Exhibits.  The following exhibits are included as part of this report


                                    EXHIBITS

               SEC
  EXHIBIT   REFERENCE
    NO.        NO.                 TITLE OF DOCUMENT                 LOCATION
 ---------  ---------  ------------------------------------       -------------

Item 3.                Articles of Incorporation and Bylaws
-----------------------------------------------------------
   3.01         3      Articles of Incorporation                  Incorporated
                                                                   by
                                                                   Reference(2)

   3.02         3      Bylaws                                     Incorporated
                                                                   by
                                                                   Reference(2)
                       Instruments Defining the Rights of
Item 4.                Security Holders, Including Indentures
-----------------------------------------------------------

   4.01         4      Specimen Common Stock Certificate          Incorporated
                                                                   by
                                                                   Reference(1)

   4.02         4      Designation of Rights, Privileges, and     Incorporated
                       Preferences of 1991 Series Preferred        by
                       Stock                                       Reference(1)

   4.03         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1994 Series Convertible      by
                       Preferred Stock                             Reference(3)

   4.04         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1995 Series Convertible      by
                       Preferred Stock                             Reference(7)

   4.05         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1996                         by
                       Series 6% Convertible Preferred Stock       Reference(8)

   4.06         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1996-2 Series 6%             by
                       Convertible Preferred Stock                 Reference(9)

   4.07         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1996-3 Series 8%             by
                       Convertible Preferred Stock                 Reference(9)

   4.08         4      Certificate of Designation of 1996-4       Incorporated
                       Series Preferred Stock                      by
                                                                  Reference(10)

   4.09         4      Form of Underwriter's Warrant to Purchase  Incorporated
                       Units                                       by
                                                                   Reference(5)

   4.10         4      Form of Warrant Agreement between the      Incorporated
                       Company and Atlas Stock Transfer            by
                       Corporation relating to M Warrants          Reference(7)

   4.11         4      Form of Warrants to Kevin L. Spencer and   Incorporated
                       Jay W. Enyart                               by
                                                                   Reference(9)

   4.12         4      Warrant to First Geneva Holdings, Inc.,    Incorporated
                       relating to offering of 1996 Preferred      by
                       Stock                                       Reference(9)

   4.17         4      Form of Warrant to placement agent and     Incorporated
                       assigns relating to offer of 1996-4         by
                       Series Preferred Stock, with related       Reference(10)
                       schedule

   4.18         4      Form of First Amendment to the             This Filing
                       Designation of Rights, Privileges, and
                       Preferences of  1996-2 Series 6%
                       Convertible Preferred Stock

Item 10.               Material Contracts
-----------------------------------------------------------

   10.01        10     Option Agreement between N. Thomas Steele  Incorporated
                       and Foreland Corporation, dated June 24,    by
                       1985**                                      Reference(6)

   10.02        10     Option Agreement between Kenneth L.        Incorporated
                       Ransom and Foreland Corporation, dated      by
                       June 24, 1985**                             Reference(6)

   10.03        10     Option Agreement between Grant Steele and  Incorporated
                       Foreland Corporation, dated June 24,        by
                       1985**                                      Reference(6)

   10.04        10     Form of Options to directors dated April   Incorporated
                       30, 1991 with respect to options            by
                       previously granted 1986**                   Reference(1)

   10.05        10     Form of Stock Appreciation Rights          Incorporated
                       Agreement between the Company and           by
                       officers, with related schedule**           Reference(4)

   10.06        10     Form of Nonqualified Stock Option between  Incorporated
                       the Company and unrelated third parties,    by
                       with related schedule                       Reference(4)

   10.07        10     Crude Oil Purchase Agreement between the   Incorporated
                       Company and Crysen Refining, Inc., dated    by
                       September 1, 1993 (Nye County, Nevada)      Reference(3)

   10.08        10     Crude Oil Purchase Agreement between the   Incorporated
                       Company and Crysen Refining, Inc., dated    by
                       September 1, 1993 (Eureka County, Nevada)   Reference(3)

   10.09        10     Lease Agreement dated June 7, 1993, by     Incorporated
                       and between Ulster Joint Venture and the    by
                       Company regarding Union Terrace Office,     Reference(3)
                       as amended

   10.10        10     Agreement dated August 9, 1994, between    Incorporated
                       Plains Petroleum Operating Company and      by
                       the Company                                 Reference(3)

   10.11        10     Form of Promissory Notes relating to       Incorporated
                       certain options exercised by officers,      by
                       with related schedule                       Reference(5)

   10.12        10     Form of Option granted pursuant to reload  Incorporated
                       provisions of previously granted options    by
                       with related schedule*                      Reference(5)

   10.13        10     Letter dated January 25, 1995 from Plains  Incorporated
                       Petroleum Operating Company regarding       by
                       Plains' election under the Agreement        Reference(7)
                       dated August 9, 1994.

   10.14        10     Form of Letter Agreement dated March 8,    Incorporated
                       1995 between the Company and Parsley &      by
                       Parsley Development, L.P. regarding         Reference(7)
                       Exploration Agreement.

   10.15        10     Form of Letter Agreement dated March 24,   Incorporated
                       1995 between the Company and Mobil          by
                       Exploration & Producing U.S., Inc.,         Reference(7)
                       regarding the Rustler Prospect Farmout
                       Agreement

   10.16        10     Form of Registration Agreement relating    Incorporated
                       to Units consisting of 1995 Series          by
                       Preferred Stock and M Warrants              Reference(7)

   10.17        10     Crysen Refining, Inc., document            Incorporated
                       respecting extension of Crude Oil           by
                       Purchase Agreement                          Reference(7)

   10.18        10     Form of Registration Agreement relating    Incorporated
                       to 1996 Series Convertible Preferred        by
                       Stock                                       Reference(9)

   10.19        10     Amendment and Replacement of Acreage       Incorporated
                       Exchange and Seismic Agreement dated        by
                       September 1, 1995, between Foreland         Reference(9)
                       Corporation, Hugoton Energy Corporation
                       and Maxwell Petroleum, Inc.

   10.20        10     Form of Revised Executive Employment       Incorporated
                       Agreement between the Company and           by
                       executive officers, with related            Reference(10)
                       schedule**

   10.21        10     Form of Nonqualified Stock Options         Incorporated
                       granted to executive officers dated July    by
                       18, 1996, with related schedule**           Reference(10)

   10.22        10     Form of Nonqualified Stock Options         Incorporated
                       granted to executive officers in            by
                       connection with employment agreements,      Reference(10)
                       with related schedule**

   10.23        10     Form of Nonqualified Stock Options         Incorporated
                       granted to employees in connection with     by
                       employment agreements, with related         Reference(10)
                       schedule

   10.24        10     Form of Registration Rights Agreement      Incorporated
                       relating to offer of 1996-4 Series          by
                       Preferred Stock, with related schedule      Reference(10)

   10.25        10     Purchase and Sale Agreement dated          Incorporated
                       November 14, 1996, between Plains           by
                       Petroleum Operating Company and Eagle       Reference(11)
                       Springs Production Limited Liability
                       Company, respecting the purchase of
                       Plains' interest in the Eagle Springs
                       field, with related Assignment,
                       Conveyance, and Bill of Sale

   10.26        10     Purchase Contract Confirmation dated       Incorporated
                       September 1, 1996, between Foreland         by
                       Corporation and Petro Source Refining       Reference(12)
                       Partners

   10.27        10     Revolving Credit Agreement dated November  This Filing
                       13, 1996, by and among Foreland
                       Corporation, Eagle Springs Production
                       Limited Liabilty Company, and Colorado
                       National Bank

   10.28        10     Promissory Note dated November 13, 1996    This Filing
                       by Foreland Corporation and Eagle Spring
                       Production Limited Liability Company

Item 23.               Consents of Experts and Counsel
-----------------------------------------------------------
   23.01        23     Consent of Hein + Associates LLP,          This Filing
                       certified public accountants

   23.02        23     Consent of Malkewicz Hueni Associates,     This Filing
                       Inc.

Item 27.               Financial Data Schedule
-----------------------------------------------------------
   27.01               Financial Data Schedule                    This Filing



(1)Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-42828.
(2)Incorporated by reference from the Company's registration statement on form S-1, SEC file number 33-19014.
(3)Incorporated by reference from the Company's registration statement on form S-1, SEC file number 33-81538.
(4)Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-64756.
(5)Incorporated by reference from the Company's registration statement on form S-2, , SEC file number 33-86076.
(6)Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1985.
(7)Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1994.
(8)Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1995.
(9)Incorporated by reference from the Company's registration statement on form S-3, SEC file number 333-3779.
(10) Incorporated by reference from the Company's quarterly report on form 10-Q for the period ending September 30, 1996.
(11) Incorporated by reference from the Company's interim report on form 8-K dated November 15, 1996.
(12) Incorporated by reference from the Company's registration statement on form S-3, SEC file number 333-19063.


*  FILED AS AN EXHIBIT TO THIS ANNUAL REPORT ON FORM 10-K.
** IDENTIFIES EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT
   REQUIRED TO BE FILED AS AN EXHIBIT.


     (b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended December 31, 1996, the Company filed reports on form 8-K as follows:

    DATE OF EVENT REPORTED                 ITEM REPORTED


 November 15, 1996 (amended     Item 2.  Acquisition of Assets
  January 9 and January 27,     Item 7.  Financial Statements and
  1997)                         Exhibits

 December 27, 1996              Item 5.   Other Events




                                     SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORELAND CORPORATION

Dated:  March 31, 1997                    By/s/N. Thomas Steele, President


     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 1997              /s/
                                    N. Thomas Steele, President and Director
                                    (Principal Executive and Financial Officer)


Dated: March 31, 1997               /s/
                                    Grant Steele, Director


Dated: March 31, 1997               /s/
                                    Kenneth L. Ransom, Director


Dated: March   , 1997
                                    Bruce C. Decker, Director


Dated: March 31, 1997               /s/
                                    Don W. Treece, Controller (Principal
                                    Accounting Officer)

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE


Independent Auditor's Report                                                F-2

Consolidated Balance Sheets - As of December 31, 1995 and 1996              F-3

Consolidated Statements of Operations - For the Years
     Ended December 31, 1994, 1995, and 1996                                F-5

Consolidated  Statements  of  Stockholders'  Equity   -
     For the Years Ended December 31, 1994, 1995, and 1996                  F-6

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1994, 1995, and 1996                                      F-8

Notes to Consolidated Financial Statements                                  F-10

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Foreland Corporation
Lakewood, Colorado


We have audited the accompanying consolidated balance sheets of Foreland Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the real-ization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has suffered losses from inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company changed its method of accounting for impairment of long-lived assets during 1996.


/s/
HEIN + ASSOCIATES LLP


Denver, Colorado
March 14, 1997

                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,
                                          ---------------------------
                                             1995            1996
                                         ------------    ------------
                        ASSETS

CURRENT ASSETS:
 Cash and equivalents                        $30,490      $2,325,079
 Accounts receivable                         438,058         775,039
 Inventory                                    81,382          80,568
 Prepaid expenses and other                    9,798          18,017
                                         ------------    ------------
      Total current assets                   559,728       3,198,703

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, under the
   successful efforts method               6,874,635      10,575,655
 Furniture, equipment, and vehicles          299,161         340,476
                                         ------------    ------------
                                           7,173,796      10,916,131
 Less accumulated depreciation,
   depletion and amortization             (2,363,211)     (3,504,719)
                                         ------------    ------------
                                           4,810,585       7,411,412

OTHER ASSETS                                 230,785         150,342
                                         ------------    ------------

TOTAL ASSETS                             $ 5,601,098     $10,760,457
                                         ============    ============


      See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31,
                                         ----------------------------
                                             1995            1996
                                         ------------    ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt       $404,237          $4,844
 Accounts payable and accrued expenses     1,642,537         479,105
 Officers' salaries payable                  392,462         285,721
 Oil and gas sales payable                   125,899          88,175
                                         ------------    ------------
      Total current liabilities            2,565,135         857,845

LONG-TERM DEBT, less current maturities       23,091       1,018,247

COMMITMENTS (Notes 2, 4, and 8)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
   5,000,000 shares authorized:
   1991 Convertible Preferred Stock,
      40,000 shares issued and
      outstanding, liquidation
      preference of $50,000                       40              40
   1994 Convertible Redeemable
      Preferred Stock, 433,686 and
      165,140 shares issued and
      outstanding, respectively,
      liquidation preference of
      $867,372 and $330,280,
      respectively                               434             165
   1995 Convertible Redeemable
      Preferred Stock, 1,015,334 and
      613,334 shares issued and
      outstanding, liquidation
      preference of $1,523,001 and
      $920,001, respectively                   1,015             613
   1996 Series 6% Convertible Preferred
      Stock, issued and outstanding
      12.5 shares, liquidation
      preference of $13,090                        -               -
   1996-4 Preferred Stock, issued and
      outstanding 255 shares,
      liquidation preference of
      $2,573,474                                   -               -
 Common stock, $.001 par value,
   50,000,000 shares authorized;
   4,829,800 and 7,238,177 shares
   issued and outstanding, respectively        4,830           7,238
 Additional paid-in capital               23,311,517      32,629,313
 Less note and stock subscriptions        (1,092,622)     (1,094,237)
   receivable
 Accumulated deficit                     (19,212,342)    (22,658,767)
                                         ------------    ------------
      Total stockholders' equity           3,012,872       8,884,365
                                         ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $ 5,601,098     $10,760,457
                                         ============    ============







       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                       FOR THE YEARS ENDED DECEMBER 31,
                                    -------------------------------------
                                        1994         1995         1996
                                    -----------  -----------  -----------

REVENUE:
 Oil sales                            $476,964   $1,017,401   $1,958,348
 Operator and well service revenue      54,880       71,722       52,945
 Other income, net                      11,147       26,753        7,523
                                    -----------  -----------  -----------
       Total revenue                   542,991    1,115,876    2,018,816

EXPENSES:
 Oil production                        457,782      424,445      533,339
 Oil exploration                       906,371      618,895      834,407
 Dry hole, abandonment, and
   impairment costs                  1,857,878      725,648    1,485,820
 General and administrative            863,804      568,974      568,348
 Shareholder/investor services:
   Fair value of options under
     FAS 123                                 -            -      418,000
   Other                               138,858      206,326      640,145
 Compensation - below market
   options                                   -            -      159,500
 Depreciation, depletion, and
   amortization                        329,502      862,563      711,608
                                    -----------  -----------  -----------
 Total expenses                      4,554,195    3,406,851    5,351,167
                                    -----------  -----------  -----------

OPERATING LOSS                      (4,011,204)  (2,290,975)  (3,332,351)

OTHER INCOME (EXPENSE):
 Interest income                        77,693      140,688      107,234
 Interest expense                      (85,686)    (125,278)    (160,170)
 Loss on sale of oil and gas          (434,521)           -            -
   properties
                                    -----------  -----------  -----------
NET LOSS                            (4,453,718)  (2,275,565)  (3,385,287)

PREFERRED STOCK DIVIDENDS:
 Converted to common stock                   -            -      (61,138)
 Accrued                                     -            -      (24,064)
 Imputed                                     -            -   (2,245,000)
                                    -----------  -----------  -----------

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS                    $(4,453,718) $(2,275,565) $(5,715,489)
                                    ===========  ===========  ===========


NET LOSS PER COMMON SHARE           $   (1.03)   $    (.48)   $   (.99)
                                    ===========  ===========  ===========


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  4,330,000    4,757,000    5,752,000
                                    ===========  ===========  ===========



       See accompanying notes to these consolidated financial statements.
                                             .
                                 FORELAND CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996



                                                                                                     NOTES FOR
                                   PREFERRED STOCK      COMMON STOCK      ADDITIONAL                 STOCK SUB-      TOTAL
                                   ----------------  ------------------    PAID-IN     ACCUMULATED   SCRIPTIONS   STOCKHOLDERS'
                                   SHARES    AMOUNT  SHARES     AMOUNT     CAPITAL       DEFICIT     RECEIVABLE      EQUITY
                                   --------- ------  --------- --------  ------------ ------------- ------------  ------------
BALANCES, January 1, 1994             78,600 $   79  4,230,702 $  4,230  $18,240,655  $(12,483,059) $  (240,503)  $ 5,521,402

Preferred stock offering           1,316,210  1,316          -        -    2,631,104             -            -     2,632,420
Preferred stock offering cost              -      -          -        -     (291,050)            -            -      (291,050)
Preferred stock exchanged for
  common                            (112,600)  (113)    38,867       39           74             -            -             -
Stock issued for promissory notes          -      -    233,967      234    1,116,066             -   (1,116,300)            -
Exercise of stock options                  -      -     31,866       32      196,168             -            -       196,200
Options and warrants issued below
  market                                   -      -          -        -       90,625             -            -        90,625
Collection of principal on notes           -      -          -        -            -             -      103,800       103,800
Purchase and retirement of shares
  from directors                           -      -    (24,118)     (24)    (153,728)            -            -      (153,752)
Purchase of property for stock             -      -     18,000       18      134,982             -            -       135,000
Registration costs of warrants
  and  stock                               -      -          -        -      (68,208)            -            -       (68,208)
Services rendered for payment of
  stock subscriptions receivable           -      -          -        -            -             -       41,195        41,195
Accrued interest on notes                  -      -          -        -            -             -      (45,442)      (45,442)
Net loss                                   -      -          -        -            -    (4,453,718)           -    (4,453,718)
                                   --------- ------  --------- --------  ------------ ------------- ------------  ------------

BALANCES, December 31, 1994        1,282,210  1,282  4,529,284    4,529   21,896,688   (16,936,777)  (1,257,250)    3,708,472

Preferred stock offering           1,015,334  1,015          -        -    1,521,985             -            -     1,523,000
Offering costs                             -      -          -        -     (146,282)            -            -      (146,282)
Preferred stock exchanged for
  common                            (808,524)  (808)   269,508      269          539             -            -             -
Warrants issued below market               -      -          -        -       13,000             -            -        13,000
Exercise of warrants for cash              -      -     42,611       43      191,706             -            -       191,749
Note receivable for exercise of
  warrants                                 -      -     30,556       31      137,469             -     (137,500)            -
Collection of principal on notes           -      -          -        -            -             -       34,900        34,900
Services rendered for common
  stock                                    -      -     15,000       15       82,173             -            -        82,188
Accrued interest on notes                  -      -          -        -            -             -     (118,590)     (118,590)
Common stock returned by officers
  in payment of subscriptions
  receivable and accrued interest          -      -    (57,159)     (57)    (385,761)            -      385,818             -
Net loss                                   -      -          -        -            -    (2,275,565)           -    (2,275,565)
                                   --------- ------  --------- --------  ------------ ------------- ------------  ------------

BALANCES, December 31, 1995        1,489,020  1,489  4,829,800    4,830   23,311,517   (19,212,342)  (1,092,622)    3,012,872


Preferred stock offerings              5,255      5          -        -    7,549,995             -            -     7,550,000
Offering costs                             -      -          -        -     (820,861)            -            -      (820,861)
Preferred stock exchanged for
  common                            (675,533)  (676) 1,932,212    1,932       (1,256)            -            -             -
Accrued preferred stock dividends
  converted to common stock                -      -     15,957       16       61,122       (61,138)           -             -
Exercise of warrants for common
  stock                                    -      -    455,050      455    1,937,822             -            -     1,938,277
Fair value of options granted to
  consultants for services                 -      -          -        -      418,000             -            -       418,000
Options granted to employees at
  below market exercise prices             -      -          -        -      159,500             -            -       159,500
Acquisition of oil and gas
  property for common stock                -      -      8,276        8       34,907             -            -        34,915
Collection of principal on notes           -      -          -        -            -             -       28,850        28,850
Accrued interest on notes                  -      -          -        -            -             -      (51,901)      (51,901)
Common stock returned by former
  officer in payment of
  subscriptions receivable and
  accrued interest                         -      -     (3,118)      (3)     (21,433)            -       21,436             -
Net loss                                   -      -          -        -            -    (3,385,287)           -    (3,385,287)
                                   --------- ------  --------- --------  ------------ ------------- ------------  ------------

BALANCES, December 31, 1996          818,742 $  818  7,238,177 $  7,238  $32,629,313  $(22,658,767) $(1,094,237)  $ 8,884,365
                                   ========= ======  ========= ========  ============ ============= ============  ============













       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1994          1995          1996
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $(4,453,718)  $(2,275,565)  $(3,385,287)
 Adjustments to reconcile net loss to
   net cash from operating activities:
     Depreciation, depletion and
       amortization                        329,502       862,563       711,608
     Bad debt allowance                      8,797        (8,797)            -
     Abandonments and impairments        1,857,878       725,648     1,485,820
     Issuance of stock and options
       for services                              -        82,188       418,000
     Accrued note receivable interest      (45,442)     (118,590)      (51,901)
     Amortization of loan
       origination fee                      29,167        46,750             -
     Below market stock options                  -             -       159,500
     Loss on sale of oil and gas
       properties                          434,521             -             -
     Services rendered for payment
       of note                              41,195             -             -
     Other                                 (16,580)            -        33,362
     Changes in operating assets
       and liabilities:
       (Increase) decrease in:
          Accounts receivable             (615,904)      435,517      (336,981)
          Inventory                        (72,223)      (10,178)          814
          Prepaid expenses and other       185,982        (3,523)       (8,219)
       Increase (decrease) in:
          Accounts payable and
            accrued expenses              (218,183)      417,095      (568,345)
          Officers' salaries payable        33,375        37,500      (106,741)
                                       ------------  ------------  ------------
     Net cash provided by (used in)
      operating activities              (2,501,633)      190,608    (1,648,370)
                                       ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable
   securities                              186,707             -             -
 Proceeds from sale of oil and gas
   properties                               50,000        41,607             -
 Additions to oil and gas
   properties                           (1,423,605)   (1,883,496)   (5,314,837)
 Purchase of other property and
   equipment                               (67,859)       (7,264)      (41,314)
 Proceeds from note receivable              72,222        34,900             -
                                       ------------  ------------  ------------
     Net cash used in investing
      activities                        (1,182,535)   (1,814,253)   (5,356,151)
                                       ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock             2,341,370     1,523,000     7,550,000
 Proceeds from exercise of
   warrants and options                    196,200       191,749     1,938,277
 Purchase and retirement of shares
   from directors                         (153,752)            -             -
 Payment of offering and
   registration costs                      (68,208)     (153,363)     (813,780)
 Payment of long-term debt and
   promissory notes                              -          (966)     (404,237)
 Collection of principal on notes          103,800             -        28,850
 Proceeds from long-term debt              400,000             -     1,000,000
                                       ------------  ------------  ------------
     Net cash provided by financing
      activities                         2,819,410     1,560,420     9,299,110
                                       ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                             (864,758)      (63,225)    2,294,589

CASH AND EQUIVALENTS, beginning of
  year                                     958,473        93,715        30,490
                                       ------------  ------------  ------------

CASH AND EQUIVALENTS, end of year      $    93,715   $    30,490   $ 2,325,079
                                       ============  ============  ============



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION -
    Cash paid for interest             $    50,316   $    41,327   $   175,508
                                       ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING
  ACTIVITIES:
   Exercise of stock options and
      warrants in exchange for
      notes receivable                 $ 1,116,300   $   137,500   $        -
                                       ============  ============  ============
   Below market warrants issued as
      loan origination fee             $    87,500   $    13,000   $        -
                                       ============  ============  ============
   Issuance of common stock for
      acquisition of oil and gas
      properties                       $   135,000   $         -   $   34,915
                                       ============  ============  ============
   Note receivable obtained for
      sale of oil and gas
      properties                       $    25,000   $         -   $        -
                                       ============  ============  ============
   Debt incurred for purchase of
      equipment                        $         -   $    28,294   $        -
                                       ============  ============  ============
   Return of common stock by
      officers for subscription
      receivable                       $         -   $   385,818   $   21,436
                                       ============  ============  ============
   Accrued preferred stock
      dividends converted to
      common stock                     $         -   $         -   $   61,138
                                       ============  ============  ============








       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


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

  Impairment  of  Long-Lived  Assets -  Prior  to  1996,  the  Company  assessed impairment of proved oil and gas properties by comparing the net carrying value of all of the Company's proved properties to the undiscounted future net revenues for such properties. Impairment was recognized to the extent that the carrying value exceeded the undiscounted future net revenues.

  In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 changes the Company's method of determining impairment for all long-lived assets, including proved oil and gas properties. During 1996, the Company adopted SFAS No. 121, which requires the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. At December 31, 1996, the estimated fair value of the impaired properties was determined based upon the Company's year-end reserve report. As a result of this change in accounting, the Company recognized an impairment charge of $429,900 during the first quarter of 1996. Management believes this impairment charge primarily results from the change in accounting rather than a change in the economic and operating conditions related to the properties. The allowance for impairment is included in accumulated depreciation and depletion in the accompanying balance sheet.

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

  Net Loss Per Share - The net loss per share calculation is based on the weighted average number of shares outstanding during each year. Convertible preferred stock, options, and warrants outstanding have been excluded from the calculation since the effect would be antidilutive. For the year ended December 31, 1996, the Company recognized imputed preferred dividends of $2,245,000 in arriving at the net loss applicable to common stockholders. This charge relates to preferred stock that is convertible to common stock at a discount.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

  The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, realizability of notes and common stock subscriptions receivable, assumptions affecting the fair  value of  options  and warrants,  impairment  of unproved  oil  and  gas properties, and oil reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of proved oil and gas properties. The Company's reserve estimates were determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. At December 31, 1996, approximately 50% of the Company's oil reserves are attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

  As discussed above, the reserve estimates are also the basis for assessment of impairment of proved oil and gas properties. In addition to the uncertainties inherent in the reserve estimation process, this amount is affected by historical and projected prices for oil which have typically been volatile. It is reasonably possible that the Company's oil reserve estimates will change in the forthcoming year.

  Additionally, at December 31, 1996,  the Company has net capitalized costs  of
  approximately  $420,000 related  to a  well  in progress.    If this  well  is
  ultimately unsuccessful, these costs will be charged to operations.

  Stock Split - On June 15, 1996, the Company effected a three for one stock split. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the stock split.

  Financial Instruments - Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1996, management's best estimate is that the carrying amount of all financial instruments approximates fair value.

  Reclassifications - Certain reclassifications  have been made to the 1994  and
  1995  financial statements  to  conform to  the  presentation in  1996.    The
  reclassifications had no effect on the 1994 or 1995 net loss.


2.BASIS OF PRESENTATION:


  The accompanying consolidated  financial statements have been prepared on  the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $22.6 million since inception, and the ability of the Company to continue as a going concern is dependent on its ability to successfully develop its oil and gas properties and ultimately achieve profitable operations. Management's plans in this regard are set forth below.

  Management believes that as of March 1997, based on current production, prices for oil, and economic conditions, the Company's net production revenue is sufficient to meet its cash requirements for recurring oil and gas production costs, general and administrative expenses, property maintenance expenditures, payments of indebtedness, and shareholder/investor relations. In addition, management believes that the Company's working capital, together with cash available under the Company's bank credit facility, will be sufficient to meet its budgeted cash requirements for 1997, including certain planned exploration. In the event that the Company determines to accelerate or expand its exploration efforts, additional funds may be sought from cash proceeds from the exercise of options and warrants currently outstanding or the sale of other equity securities for cash. The Company will continue to attempt to reduce its funding requirements for exploration by entering into joint operations with other exploration firms. There can be no assurance that the Company would be successful in obtaining any additional funding or reaching joint exploration arrangements with other firms on terms acceptable or favorable to the Company.

  At December 31, 1996, the Company has working capital of $2.3 million. Management believes these funds along with increased revenues from oil and gas production will enable it to continue its operations in the forthcoming year.


3.RELATED PARTY TRANSACTIONS:

  The Company owed $392,462 and $285,721 in salaries and interest to its officers and directors at December 31, 1995 and 1996, respectively.

  In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $123,421, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for accrued but unpaid back salaries of approximately $156,720. A portion of the proceeds from these loans was used to purchase $100,000 in preferred stock and warrants. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $247,470 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling $285,721 at December 31, 1996) are paid. In addition, as discussed in Note 10, pursuant to the terms of options exercised in 1994, certain officers and directors executed promissory notes for approximately $1,016,000. At December 31, 1996, notes receivable and related accrued interest (which are included as a reduction of stockholders' equity in the accompanying financial statements) consist of $987,371 due from officers and directors and $106,866 due from an unrelated party.

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

4.STOCKHOLDERS' EQUITY:

  1991 Convertible Preferred Stock - At December 31, 1996, the Company has 40,000 shares of 1991 Convertible Preferred Stock issued and outstanding. These shares are convertible to an aggregate of 13,333 shares of common stock at the election of the holders.

  1994 Convertible Redeemable Preferred Stock - In July of 1994, the Company issued 1,316,210 shares of 1994 Convertible Redeemable Preferred Stock for net proceeds of $2,341,370. The Company issued to the placement agent in this offering warrants to purchase 65,811 shares of preferred stock which are exercisable before July 8, 1999, at an exercise price of $4.40 per share. At December 31, 1996, the Company has 165,140 shares of 1994 convertible redeemable Preferred Stock issued and outstanding. These shares are convertible to 55,047 shares of common stock.

  At the election of the holder, three shares of preferred stock may be converted into one share of common stock. The 1994 preferred stock is redeemable at any time after March 31, 1996, at $4.00 per share at the Company's option, and has a liquidation preference of $2.00 per share.

  1995 Convertible Redeemable Preferred Stock - Between March and September 1995, the Company completed the sale of 507,667 non-transferable units (the "Units") for $3.00 per unit. Each Unit consisted of two shares of preferred stock and one M warrant. At December 31, 1996, the Company has
  613,334 shares of 1995 Convertible Redeemable Preferred Stock issued and outstanding. These shares are convertible to 204,444 shares of common stock. At the election of the holder, three shares of 1995 Preferred Stock may be converted into one share of common stock. The 1995 Preferred Stock has a liquidation preference of $1.50 per share. Each three M warrants entitles the holder to purchase, at any time through December 31, 1998, for $12.00 one share of Common Stock. M Warrants not exercised by December 31, 1998 will expire. The M Warrants may be redeemed by the Company on at least 30 days' notice at a redemption price of $.10 per M Warrant if the average closing price for the Company's Common Stock is at least $18.00 per share for 20 consecutive trading days prior to the redemption notice, subject to certain other conditions.

  1996 Series 6% Convertible Preferred Stock - In March 1996, the Company issued 500 shares of 6% Convertible Preferred Stock for gross proceeds of $500,000 and an additional 25 shares were issued to the placement agent. From May 1996 through March 1998, at the election of the holder, each share may be converted into 3,333 shares of common stock, subject to adjustment in certain circumstances based on the market price of the common stock on the date of conversion. Under certain conditions, the remaining shares may be redeemed after April 1, 1997 at a price of 133% of the original issue price.

  1996-2 Preferred Stock - The Company issued 1,700 shares of 1996-2 Preferred Stock in an offering completed in May 1996 for which the Company received gross proceeds of $1,700,000. All of the shares of 1996-2 Preferred Stock were subsequently converted into 708,590 shares of Common Stock (including accrued dividends).

  1996-3 Preferred Stock - The Company issued 2,775 shares of 1996-3 Preferred Stock in an offering completed in July 1996 for which the Company received gross proceeds of $2,775,000. All of the shares of 1996-3 Preferred Stock were subsequently converted in 815,936 shares of Common Stock (including accrued dividends).

  1996-4 Preferred Stock - The Company issued 255 shares of 1996-4 Preferred Stock in an offering completed in November 1996 for which the Company received gross proceeds of $2,550,000. The 1996-4 Preferred Stock becomes convertible 15% on March 20, 1997, and 15% each month thereafter; provided that, until September 20, 1997, no more than 20% of the aggregate number of shares may be converted during any 30-day period. All of the 1996-4 Preferred Stock will be automatically converted on November 20, 1998. Each share of 1996-4 Preferred Stock is convertible into 1,333 shares of Common Stock, plus an accretion at 8% per annum, subject to adjustment in certain circumstances based on the market price of the Common Stock at the time of conversion.

  The Company will issue to each holder of 1996-4 Preferred Stock who converts his or her shares after November 20, 1997, a warrant (the "Investor Warrants") to purchase a number of shares of Common Stock, depending on the dates on which such shares of 1996-4 Preferred Stock are converted. Each share of 1996-4 Preferred Stock converted on November 20, 1997, will entitle the holder thereof to receive an Investor Warrant to purchase 1,111 shares of Common Stock at an exercise price of $9.00 per share. The number of shares and the exercise price of the Investor Warrants issued thereafter shall be adjusted ratably each day until November 20, 1998, when each share of 1996-4 Preferred Stock converted on such date will entitle the holder thereof to receive an Investor Warrant to purchase 1,333 shares of Common Stock at an exercise price of $7.50 per share.

  Preferred Stock Warrants - The Company has outstanding warrants exercisable at prices ranging from $2.20 to $2.75 to purchase preferred stock convertible into an aggregate of 90,541 shares of common stock.

  Imputed Preferred Stock Dividends - Under the terms of each Series of 1996 Preferred Stock, the holder was provided the opportunity to convert shares of Preferred Stock to common stock pursuant to a formula that provides a minimum discount of 10% to 35% of the market price of the Company's common stock. In substance, this discount represents a dividend to the preferred holders. This dividend is recognized in the accompanying statement of operations over the period from the issuance date to the earliest date when each series of Preferred Stock is convertible. For the year ended December 31, 1996, the aggregate amount of imputed dividends amount to $2,245,000 Management expects to recognize additional imputed dividends related to the 1996-4 Preferred Stock of at least $215,000 during 1997.


5.INCOME TAXES:


  Deferred  tax  assets   (liabilities)  are  comprised  of  the  following   at
  December 31, 1995 and 1996:
                                                     1995         1996
                                                 ------------ ------------
    Long-term deferred tax assets (liabilities):
    Net operating loss carryforward              $ 9,600,000  $10,500,000
    Property and equipment basis differences      (1,300,000)  (1,200,000)
    Below-market stock options                       100,000      200,000
                                                 ------------ ------------

    Net deferred tax assets                        8,400,000    9,500,000

    Less valuation allowance                      (8,400,000)  (9,500,000)
                                                 ------------ ------------

    Net deferred tax assets                       $        -   $        -
                                                 ============ ============



  The Company has a net operating loss carryforward of approximately $28.5 million for income tax purposes. This carryforward expires in varying amounts from 1999 through 2011. A portion of this net operating loss carryforward may be subject to reduction or limitation of use as a result of change in ownership or certain consolidated return filing regulations.


6.SIGNIFICANT CONCENTRATIONS:

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

  At December 31, 1996, the Company had $2.7 million on deposit with a single financial institution. This account is Federally insured to the extent of $100,000. At December 31, 1996, the Company had total receivables from two oil purchasers for $309,000, which was collected in January 1997. These purchasers account for all of the Company's oil sales. Additionally, at December 31, 1996, the Company had joint interest receivables from a single company of approximately $338,000, of which approximately $323,000 has been collected.

7.LONG-TERM DEBT:


  Long-term debt at December 31, 1995 and 1996, consists of the following:

                                                             1995        1996
                                                          ---------  ----------
    Note payable pursuant to revolving credit agreement.
    Interest at variable rate (10.75% at December 31,
    1996), collateralized by oil and gas properties, due
    December 2001.                                        $      -   $1,000,000

    Note payable to unrelated party.                       400,000            -

    Other installment notes.  Interest at 13.4%, monthly
    principal and interest payments of approximately
    $639 through October 1999 when the remaining balance
    is due.  The notes are  collateralized by vehicles.     27,328       23,091
                                                          ---------  -----------

    Total long-term debt                                   427,328    1,023,091

    Less current maturities                               (404,237)      (4,844)
                                                          ---------  -----------

    Total long-term debt, less current maturities          $23,091   $1,018,247
                                                          =========  ===========



  Through  March 31,  1997,  the  maximum  loan  amount  permitted  under  the revolving credit agreement is $2,000,000. Subject to semiannual redeterminations of the borrowing base, this amount is reduced on a quarterly basis by $150,000 through January 1, 1998, $125,000 through January 1, 1999, $100,000 through January 1, 2000, and $50,000 until maturity. The credit agreement contains certain covenants, including those that limit or prohibit the Company from paying dividends, selling assets and incurring additional indebtedness, as well as maintaining certain financial covenants.

    The aggregate maturities of long-term debt are as follows:

                  Year Ending
                  December 31,
                  ------------
                      1997                    $    4,844
                      1998                         5,538
                      1999                       412,709
                      2000                       600,000
                                              ----------
                                              $1,023,091
                                              ==========


8.COMMITMENTS:


  Operating Leases - The Company currently rents administrative office space and equipment under noncancelable leases. Total rental expenses incurred under operating leases amounted to $64,717, $67,382, and $69,879 for the years ended December 31, 1994, 1995, and 1996, respectively.

  The total minimum rental commitment as of December 31, 1996 is as follows:

                1997     $52,200
                1998      29,393
                         -------
                         $81,593
                         =======


  Delay Rentals - At December 31, 1996, the Company has an investment in undeveloped oil and gas leases with a carrying value of $575,000. In order to retain these leases through 1997, management estimates that delay rental payments of approximately $185,000 will be required in 1997.

  Employment Agreements - In September 1996, the Company entered into employment agreements with four executive officers and directors of the Company. The agreements automatically renew each month for a period of 3 years and provide for aggregate annual salaries of $381,000. The agreements also provide for an increase in the aggregate annual salaries to $543,000 when the Company sustains net oil production at an average of at least 1,000 barrels of oil per day for any calendar month.

  Employee Royalties - The Company intends to transfer a 1% overriding royalty interest in substantially all of the Company's wells to a limited liability company to be formed to hold this interest. The proceeds from this royalty interest will be required to be distributed to employees as additional compensation.


9.OIL AND GAS PROPERTY CONVEYANCES:

  During 1994, the Company entered into an agreement with Barrett Resources Corporation ("Barrett") whereby Barrett agreed to pay 80% of the first $2,400,000, or as much as $1,920,000, of the costs to drill wells in the Company's Eagle Springs field. In January 1995, Barrett exercised its right to require the Company to retroactively assign ownership of the Eagle Springs properties and leaseholds to the August 1, 1994 effective date of the agreement. The accompanying financial statements give effect to
  Barrett's election as of August 1, 1994, with no gain or loss recognized since this transaction represented a pooling of capital. After the initial $2,400,000 of expenditures, additional development costs were shared 60% by the Company and 40% by Barrett. In November 1996, the Company acquired Barett's interest in the Eagle Springs properties for a purchase price of approximately $2.4 million. As a result, the Company now owns a 100% working interest in the Eagle Springs properties.

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


10.STOCK-BASED COMPENSATION:

  Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 1994, 1995, and 1996:

                                         1994                     1995                    1996
                                -----------------------   ----------------------  ----------------------
                                               Weighted                 Weighted                Weighted
                                               Average                  Average                 Average
                                 Number        Exercise    Number       Exercise   Number       Exercise
                                 of Shares     Price       of Shares    Price      of Shares    Price
                                -----------   ---------   -----------  ---------  -----------  ---------
Outstanding, beginning of year    374,000       $4.67      425,667       $5.97      434,000      $6.01

   Granted                         51,667        8.27        8,333        8.17      804,667       4.80
   Reload grants                  216,667        6.38            -           -            -          -
   Expired                              -           -            -           -      (23,333)      8.13
   Exercised                     (216,667)       4.67            -           -            -          -
   Repriced                             -           -            -           -     (116,667)      4.39
                                -----------               -----------             -----------

Outstanding, end of year          425,667        5.97      434,000        6.01    1,098,667       5.25
                                ===========               ===========             ===========


  For stock options granted to employees in 1994 and 1995, the exercise prices were approximately equal to the market price of the Company's common stock on the grant date. For stock options granted to employees in 1996, options for 732,667 shares were granted at a weighted average exercise price of $4.88 per share compared to a weighted average market price of $5.24 per share on the date of grant, and options for 72,000 shares were granted at an exercise price of $4.00 per share compared to a market price of $3.94 on the date of grant. At December 31, 1996, outstanding options vest as follows:

                                                         Weighted
                                                         Average
                 Vested at               Number          Exercise
                December 31,             of Shares       Price
                ------------             -----------     --------

                    1996                    574,332       $5.54
                    1997                    180,335        5.06
                    1998                    172,000        4.87
                    1999                    172,000        4.87

                                         -----------

                                          1,098,667        5.25
                                         ===========

  If not previously exercised, options outstanding at December 31, 1996, will expire as follows:
                                                         Weighted
                                                         Average
                Year Ending              Number          Exercise
                December 31,             of Shares       Price
                ------------             -----------     --------

                    1997                    125,000       $4.64
                    1998                     40,667        4.99
                    1999                    245,000        6.68
                    2003                    172,000        4.87
                    2004                    172,000        4.87
                    2005                    172,000        4.87
                    2006                    172,000        4.87
                                         -----------

                                          1,098,667        5.25
                                         ===========

  Options Subject to Shareholder Approval - In July 1996, the Board of Directors granted options to officers and directors for an aggregate of 400,000 shares of common stock, subject to approval by the Company's shareholders at the 1997 annual meeting. These options will be exercisable at $4.00 per share for a term of five years. Due to the contingency of shareholder approval, these options are not considered to be granted for accounting purposes at December 31, 1996. Accordingly, they have been excluded from the disclosures above and compensation cost, if any, will be measured on the date that shareholders approve the grants.

  Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended December 31, 1994, 1995, and 1996:

                                         1994                     1995                    1996
                                -----------------------   ----------------------  ----------------------
                                               Weighted                 Weighted                Weighted
                                               Average                  Average                 Average
                                 Number        Exercise    Number       Exercise   Number       Exercise
                                 of Shares     Price       of Shares    Price      of Shares    Price
                                -----------   ---------   -----------  ---------  -----------  ---------
Outstanding, beginning of year    340,335      $10.12      1,002,537      $15.51   1,006,224     $15.58

   Granted for goods and services       -           -              -           -     433,333       5.20
   Granted in equity offerings    644,368       18.64        388,590        7.77      90,920       5.39
   Granted for debt
     issuance costs                66,667        6.00        133,334        5.25           -          -
   Reload grants                    6,167       12.00              -           -     175,200       9.23
   Anti-dilution adjustments            -           -         10,000        2.52      41,600       2.52
   Expired                        (20,000)       8.25       (169,035)       5.42    (956,202)     15.74
   Exercised                      (35,000)       6.14        (73,167)       4.50    (455,050)      4.26
   Repriced                             -           -       (286,035)       8.30     (10,000)      9.00
                                -----------               -----------             -----------

Outstanding, end of year        1,002,537       15.51      1,006,224       15.58     326,025       9.38
                                ===========               ============            ===========


  All outstanding warrants and non-qualified options granted to  non-employees
  were exercisable at December 31, 1996.   If not previously exercised,  these
  instruments will expire as follows:

                                                         Weighted
                                                         Average
                Year Ending              Number          Exercise
                December 31,             of Shares       Price
                ------------             -----------     --------
                    1998                  169,222          $12.00
                    1999                   10,000            9.00
                    1999                  100,000            6.90
                    2000                    8,333            4.50
                    2001                    9,117            4.50
                    2001                   29,353            7.50
                                         -----------
                                          326,025            9.38
                                         ===========


  For 433,333 options granted to non-employees for goods and services in 1996, the market price of the Company's common stock on the measurement date was $5.03 per share compared to the weighted average exercise price of $5.20 per share. The estimated fair value of these warrants was determined using the Black-Scholes option pricing model. Significant assumptions included a risk-free interest rate of 6.5%, expected volatility of 70%, and that no dividends would be declared during the expected term of the options. The weighted average contractual term of the options was approximately 1.4 years compared to a weighted average expected term of 1.0 year. The estimated fair value of these warrants amounted to $418,000, which was charged to operations during the year ended December 31, 1996.

  L Warrants - The Company intends to grant new warrants to the previous holders of the expired L warrants at $12.00 per share, exercisable through December 31, 1998.

  Reload Options - At December 31, 1996, options and warrants with a reload feature are outstanding for a total of 94,000 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an expiration date of 5 years.

  Stock Subscriptions Receivable - During 1994, officers and directors exercised stock options to acquire an aggregate of 216,667 shares of common stock at a weighted average exercise price of $4.67 per share. Pursuant to the terms of the options exercised, each optionee paid the purchase price of the options by the delivery of a promissory note payable in three equal, consecutive installments of principal plus interest on the unpaid balance at 7% per annum, payable annually commencing on the first anniversary of the exercise. The note installments are payable in cash or the delivery of Common Stock or other options valued at the trading price at the time of payment.

  Also pursuant to the terms of the options exercised, the Company automatically granted new five year options to purchase 216,667 shares of Common Stock at $6.38 per share. In connection with the issuance of shares on the exercise of such options, in 1994 the optionees returned an aggregate of 24,118 shares of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. The first payment for the above referenced notes became due in September 1995, when the officers returned an aggregate of 57,159 shares of Common Stock in satisfaction of the first installment of principal and interest on their notes. In connection with the employment agreements discussed in Note 8, the due dates for the September 1996 and 1997 installments were deferred for one year.

  Stock Appreciation Rights - In 1993, the Company granted a total of 60,000 Stock Appreciation Rights (SARS) to officers. The SARS vest 1/3 upon grant, 1/3 on the first anniversary date of the grant, and 1/3 on the second anni-versary date of the grant. The SARS entitle the officers to receive cash, stock or a combination of both in an amount equal to the amount by which the fair market value of the Company's common stock on the date the SARS are exercised exceeds $13.68 per share. These SARS expire in May 1998.

  In 1994, the Company granted 15,000 SARS to an executive officer and director who resigned in May 1996. The SARS entitled the former officer to receive cash, stock, or a combination of both in an amount equal to the amount by which the fair market value of the Company's common stock on the date the SARS are exercised exceeds $7.50 per share. These SARS expired in July 1996 due to termination of employment.

  Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, the Company did not recognize any compensation cost for options granted to employees in 1994 and 1995 since the market price of the Company's common stock did not exceed the exercise price on the date of grant. For the year ended December 31, 1996, the Company recognized compensation cost of $159,500 for employee stock options and an additional $105,000 was deferred until the options vest in 1997 through 1999.

  If compensation cost had been recognized using the fair value method prescribed by FAS 123 rather than the intrinsic value method under APB 25, the Company's net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below.
                                         Year Ended December 31,
                                     -------------------------------
                                          1995             1996
                                     --------------  ---------------
            Net loss applicable
            to common stockholders:
            As reported              $(2,276,000)     $(5,715,000)
            Pro forma                 (2,293,000)      (6,648,000)
            Net loss per common
            share:
            As reported              $      (.48)     $     (.99)
            Pro forma                       (.48)          (1.19)


  Since options granted to employees typically vest over several years and the Company typically makes grants each year, the pro forma disclosures during the initial phase-in period for FAS 123 may not be representative of the impact expected in future years. The fair value of each employee option and warrant granted in 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Year Ended
                                               December 31,
                                             ----------------
                                              1995     1996
                                             ------- --------

                 Expected volatility          65.0%    70.0%
                 Risk-free interest rate       6.8%     6.5%
                 Expected dividends               -       -
                 Expected terms (in years)      3.0     4.7


11.FOURTH QUARTER ADJUSTMENTS:


  During the fourth quarter of 1996, the Company recognized compensation expense of approximately $572,000 related to stock options granted to employees and consultants.

12.DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

  All  oil and  gas  operations  of  the  Company  and  its  subsidiaries  are
  conducted in the United States.   Capitalized costs relating to oil and  gas
  producing activities are as follows:
                                                       DECEMBER 31,
                                                 -----------------------
                                                    1995         1996
                                                 ----------- -----------

       Proved oil and gas producing properties   $6,292,331  $9,678,986
       Wells in progress                            113,986     421,167
       Unproved properties, net of allowance for
         impairment of $250,000 in 1995 and
         $100,000 in 1996                           468,318     475,502
                                                 ----------- -----------
                                                  6,874,635  10,575,655
       Accumulated depreciation, depletion and
       amortization                              (2,183,423) (3,276,444)
                                                 ----------- -----------

                                                 $4,691,212  $7,299,211
                                                 =========== ===========

  Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the three years ended December 31, 1994, 1995, and 1996 are as follows:

                                      1994         1995         1996
                                  ------------ ------------ ------------

       Acquisition costs          $   347,393  $    46,597  $ 2,908,254
                                  ============ ============ ============

       Exploration costs          $ 1,829,943  $ 1,024,008  $ 2,205,883
                                  ============ ============ ============

       Development costs          $ 1,232,606  $ 2,414,265  $   477,210
                                  ============ ============ ============




  Estimated Quantities of Proved Oil and Gas Reserves (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. However, reserve information should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves. Reserve calculations involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. These estimates are based on numerous factors, many of which are variable and uncertain. Accordingly, it is common for the actual production and revenues to vary from earlier estimates.

  At December 31, 1996, approximately 50% of the Company's reserves are attributable to undeveloped properties which are scheduled to be drilled over the next two years at an estimated cost of approximately $5,182,000. The Company may be unable to develop its reserves unless additional capital is raised, financing is obtained and/or the property interests are sold. If the property interests are farmed out to fund development, the Company's revenue interest will decrease.

  Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Hence, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers for 1995 and 1996, and by a petroleum engineer who was employed by the Company for 1994. Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil reserves (in barrels) as of December 31, 1994, 1995, and 1996:

                                           1994        1995        1996
                                        ----------  ----------  ----------

    Proved reserves, beginning of year  1,144,000   1,848,000   2,006,000
       Production                         (38,000)    (88,000)   (118,000)
       Purchase of reserves in place      308,000           -   1,321,000
       Transfer of royalty to
         employee benefit plan                  -           -     (50,000)
       Discoveries, extensions and
         other additions                  994,000     724,000     646,000
       Sale of reserves in place         (737,000)          -           -
       Revisions of previous
         estimates                        177,000    (478,000)    (82,000)
                                        ----------  ----------  ----------
    Proved reserves, end of year        1,848,000   2,006,000   3,723,000
                                        ==========  ==========  ==========
    Proved developed reserves, end of
      year                                992,000   1,175,000   1,900,000
                                        ==========  ==========  ==========

  Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

  Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor. The Company's year-end reserve report was prepared based upon the December 31, 1996 oil price of $18.06 per barrel. In February 1997, the Company was receiving approximately $14.50 per barrel of oil sold.

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

                                                    December 31,
                                      --------------------------------------
                                          1994         1995         1996
                                      ------------ ------------ ------------
  Future cash inflows                 $21,178,000  $25,926,000  $67,226,000
  Future production costs              (7,439,000) (11,092,000) (19,216,000)
  Future development costs             (2,352,000)  (2,754,000)  (5,182,000)
  Future income tax expense                     -            -   (3,630,000)
                                      ------------ ------------ ------------
  Future net cash flows                11,387,000   12,080,000   39,198,000

  10% annual discount for estimated
     timing of cash flows              (6,276,000)  (5,880,000) (18,218,000)
                                      ------------ ------------ ------------
  Standardized measure of
     discounted future net cash
     flows                             $5,111,000   $6,200,000  $20,980,000
                                      ============ ============ ============


  The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1994, 1995, and 1996:

                                          1994          1995          1996
                                      ------------ ------------   ------------
    Standardized measure,
      beginning of year               $ 2,196,000   $ 5,111,000   $ 6,200,000
    Sales of oil and gas, net of
      production costs                    (19,000)     (593,000)   (1,425,000)
    Extensions, discoveries and
      other, net                        4,165,000     4,122,000     6,977,000
    Purchase of reserves in place       1,364,000             -     8,964,000
    Sale of reserves in place          (1,118,000)            -             -
    Transfer of royalty interest
      to employee benefit plan                  -             -      (290,000)
    Net change due to revisions in
      quantity estimates                  142,000    (2,565,000)   (1,913,000)
    Net change due to changes in
      prices and production costs         346,000        (2,000)    5,719,000
    Net change in future
      development costs                (2,234,000)     (384,000)   (1,930,000)
    Net change in income taxes                  -             -    (1,942,000)
    Accretion of discount                 269,000       511,000       620,000
                                      ------------ ------------   ------------
    Standardized measure, end of
      year                             $5,111,000    $6,200,000   $20,980,000
                                      ============ ============   ============