Form 10-K/A
period 1996-12-31
FORELAND CORP
filed 1997-04-30
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

      Documents Incorporated by Reference. List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

                                   PART III.

-------------------------------------------------------------------------------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

-------------------------------------------------------------------------------


Directors and Executive Officers

     The following table sets forth the name, age, and principal business experience of each director and executive officer of the Company.

                                    Business Experience During Past
      Name        Age              Five Years and Other Information
--------------   ----- -------------------------------------------------------

Grant Steele       72  Co-founder and chairman.  Executive officer and chairman of the Company since organization in 1985. Employed by Gulf Oil Corporation from 1953 to 1983. From 1973 to
                       1980, Chief Geologist-U.S. for Gulf Oil. Graduated from the University of Utah, Salt Lake City, Utah, in 1949 with bachelor of science degree. Earned his doctorate in geology from the University of Washington in 1959.
                       Certified professional geologist and an active member of the American Association of Petroleum Geologists (awarded a distinguished service award in 1984), the Houston
                       Geological Society, and the Society of Economic
                       Paleontologists and Mineralogists.

N. Thomas Steele   52  Co-founder and president.  Officer and director of the
                       Company since organization in 1985. Elected president in May 1996. Prior to joining the Company in 1985, president of Magnum Resources, Inc., Ogden, Utah, a company engaged in mineral exploration in Nevada and Utah.

Kenneth L. Ransom  39  Co-founder and Vice-president of exploration.  Director since the Company's organization in 1985. Senior geologist under Dr. Steele at Gulf Oil from 1981 to 1985, involved principally in its Nevada area study. Earned bachelor of science degree in geological engineering from the Colorado School of Mines in 1979 and master's degree in geological sciences from Brown University in 1981. Member of the American Association of Petroleum Geologists and the Geological Society of America. Published numerous papers on Nevada exploration and geology.

Bruce Decker       45  Officer and director of the Company since 1994.  Officer of Krutex Energy Corporation from 1983 through acquisition by the Company in 1989. Received bachelor's degree in finance and management from the University of Utah in 1973.

     Dr. Grant Steele is the uncle of N. Thomas Steele. There is no family relationship among any of the other officers and directors of the Company. Each of the officers is a full-time employee of the Company. The Company has entered into employment agreements with each of its executive officers.. See "ITEM 10. EXECUTIVE COMPENSATION."

     Under the Company's current articles of incorporation, directors are elected to serve for a one-year term expiring at the next succeeding annual meeting and thereafter until their respective successors shall have been elected and qualified. The Company is proposing an amendment to its articles of incorporation that would provide that the board of directors would be divided into three classes as nearly equal in size as possible. The term of office of each director would be three years and until each director's successor is elected and qualified. If the proposal to classify the board of directors is approved by the stockholders at the 1997 annual meeting of the stockholders, the board of directors will designate the directors to serve in each class.

Significant Employees

     Jerry Hansen. Mr. Hansen, who joined the Company in 1986, is senior structural geologist for the Company with primary responsibility for generating and developing exploration proposals and drilling prospects. He has 12 years of oil and gas experience focused on prospect generation and evaluation in the Powder River Basin, Gulf Coast, and primarily, in Nevada. He graduated with degrees in geology from the University of Colorado in 1973 and the University of Arizona in 1982. As senior structural geologist, Mr. Hansen's primary responsibility is in the generation and development of drillable prospects from inception to actual wellsite operations.

     Carl Schaftenaar. Mr. Schaftenaar, who joined the Company in 1993, has been a geophysicist and geologist in the oil industry for 12 years. He holds a bachelor's degree in geology from Hope College, Holland, Michigan, and a master of science degree in geophysics from Texas A&M University. Mr. Schaftenaar worked for Chevron USA on exploration and development projects in Nevada and the Rocky Mountain area from 1982 to 1992. As senior geophysicist, Mr. Schaftenaar is responsible for the acquisition and analysis of proprietary two- and three-dimension seismic programs for the Company.

David T. Greene. David T. Greene, who joined the Company in 1995, is a petroleum engineer with 17 years oil and gas experience. He holds a bachelor's degree in earth science from the University of California at Santa Cruz and a masters degree in petroleum engineering from Stanford University. Mr. Greene has worked at Amoco Production Co. as Staff Petroleum Engineer, for Pacific Enterprises Oil Co.as Division Engineering Manager, and for Plains Petroleum Operating Co. as Senior Exploitation Engineer. Mr. Greene has experience in the Rocky Mountain, Mid-Continent, Gulf Coast, and Offshore Gulf of Mexico areas, especially in evaluation, design, and implementation of secondary and tertiary recovery projects, especially relating to heavy oil and tight reservoirs. Mr. Greene is responsible for providing engineering and field supervision support of the Company's Eagle Springs Field drilling and development program and for overall Nevada exploitation.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of forms 3, 4, and 5, and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year, except that two reports respecting three transactions were filed late by Bruce Decker, one report respecting three transactions was filed late by Grant Steele, and one report respecting two transactions was filed late by Don W. Treece.


-------------------------------------------------------------------------------

                        ITEM 11.  EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------


   Summary Compensation

      The following table sets forth for each of the last three fiscal years the annual and long term compensation earned by, awarded to, or paid to the chief executive officer of the Company during the last fiscal year. No other executive officer received total annual salary and bonuses in excess of $100,000 for all services rendered in all capacities to the Company and its subsidiaries.

                                                     Long Term Compensation
                                                  -----------------------------
                           Annual Compensation           Awards         Payouts
                        ------------------------- --------------------- -------
      (a)         (b)     (c)     (d)      (e)       (f)          (g)     (h)       (i)
                                          Other               Securities
                                          Annual  Restricted  Underlying         All Other
Name and          Year                   Compen-     Stock     Options/   LTIP    Compen-
Principal        Ended   Salary  Bonus    sation   Award(s)      SARs   Payouts   sation
Position        Dec. 31   ($)     ($)       ($)       ($)         (#)     ($)       ($)
--------------- ------- -------- ------ --------- ---------- ---------- ------- ----------
N. Thomas Steele  1996   104,320     --    10,000       --   200,000/--    --     37,500
President (CEO)   1995    80,400     --        --       --        --/--    --         --
                  1994    99,046     --        --       --   200,000/--    --     84,200(1)



(1) During 1994, the Company incurred a loss of $84,200 on its guarantee of a minimum sales price of $375,000 on Mr. Steele's former residence in connection with his move to Denver, Colorado, to become president and chief executive officer of the Company. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Relocation Agreement.")

   Option/SAR Grants in Last Fiscal Year

     The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the chief executive officer of the Company.

                                                                   Potential Realized Value at
                                                                  Assumed Annual Rates of Stock
                                                                        Appreciation for
                      Individual Grants                                    Option Term
--------------------------------------------------------------   ---------------------------------
      (a)            (b)             (c)         (d)      (e)        (f)       (g)       (h)

                  Number of      Options/SARs
                 Securities       Granted to  Exercise
                 Underlying       Employees    or Base
                Options/SARs    During Fiscal   Price  Expiration
      Name       Granted (#)         Year     ($/share)   Date      0%($)     5%($)     10%($)
--------------- --------------- ------------- --------- -------- ---------- ---------- ----------
N. Thomas         200,000(1)/--    24.9%        5.00    9/1/2007     37,500    573,052  1,345,786
Steele,
President (CEO)



(1) These options were granted effective September 1, 1996, in connection with the chief executive officer's employment agreement. They were immediately exercisable to purchase 50,000 shares of Common Stock and vest to purchase an additional 50,000 shares at the next three anniversaries of the date of grant. The options expire in increments seven years from the date of vesting. On a change in control of the Company, the optionee is entitled to payment in an amount equal to the unexercised options times the fair market value of the options.

    Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

      The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the chief executive officer of the Company and the fiscal year end values of unexercised options and SARs.

       (a)             (b)           (c)             (d)             (e)
                                                  Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                 Unexercised    In-the-Money
                                               Options/SARs at Options/SARs at
                      Shares                     FY End (#)      FY End ($)
                   Acquired on  Value Realized  Exercisable/    Exercisable/
       Name        Exercise (#)      ($)        Unexercisable   Unexercisable
------------------ ------------ -------------- --------------- ---------------

N. Thomas Steele,       --            --       190,667/150,000   $24,833/--
President (CEO)

Employment Agreements

     In September 1996, the Company entered into executive employment agreements Grant Steele, N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker at annual salaries of $18,000, $125,000, $119,000, and $119,000, respectively, with increases to be determined by the board of directors, provided that on each anniversary the amount is increased by the percentage increase, if any, in the Consumer Price Index of all Urban Consumers for the year preceding such anniversary date. Such agreements provide for a $48,000 increase in each executive officer's annual salary ($18,000 in the case of Grant Steele) at such time as the Company achieves sustained net oil production of at least 1,000 barrels per day for any calendar month. Each such employment agreement is for a 36-month term and is automatically renewed each month for a new 36-month term. The employment agreements contain covenants not to compete for two years after termination of employment, restrictions on the disclosure of confidential information, provisions for reimbursement of expenses and payment of major medical insurance coverage, and an agreement of the Company to register securities of the Company held by such persons at the request of the employees.

     These agreements provide for the grant of options to purchase 200,000 shares of Common Stock at an exercise price of $5.00 per share. The options were exercisable effective September 1, 1996, to purchase 50,000 shares of Common Stock and vested on the next three successive anniversary dates of such options to purchase an additional 50,000 shares. In the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment, in cash or Common Stock, in an amount equal to the executive's base salary for the remaining term of his respective employment agreement plus any incentive compensation previously earned. In addition, all options held by the executive shall immediately become vested and exercisable and the executive shall receive payment equal to the fair market value of the options granted under the employment agreement times the number of unexercised options in consideration of the cancellation of such options.

Directors' Compensation

     The board has also approved the payment of $2,000 per month to each of the Company's directors, whether or not such director is also then an employee of the Company.

Options to Purchase Common Stock

     In addition to the options granted pursuant to the employment agreements discussed above, in July 1996, the Company granted to each of Grant Steele, N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker five-year options to purchase 100,000 shares of Common Stock at an exercise price of $4.00 per share. These options provide that, in the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment equal to the fair market value of the options times the number of unexercised options in consideration of the cancellation of such options. These options are subject to approval by the Company's stockholders at the 1997 annual meeting.

Limitation of Liability and Indemnification

     The articles of incorporation of the Company limit or eliminate the personal liability of directors for damages for breaches of their fiduciary duty, unless the director has engaged in intentional misconduct, fraud, or a knowing violation of law, or paid a dividend in violation of the Nevada Revised Statutes.

     The Company's articles of incorporation and bylaws further provide for the indemnification of officers and directors for certain civil liabilities, including liabilities arising under the Securities Act, unless such person is adjudged in any action, suit, or proceeding to be liable for his own negligence or misconduct in the performance of a duty. In the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


-------------------------------------------------------------------------------

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

-------------------------------------------------------------------------------


     The following table sets forth, as of <record date>, 1997, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's 14,489,401 shares of Common Stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:
                                                    Number of   Percentage
                                                     Common         of
   Name of Beneficial Owner        Nature of         Shares     Ownership
                                   Ownership        Owned(1)       (2)
-----------------------------  ----------------- ------------- ------------

Directors and Principal Stockholders

   Grant Steele                Common Stock       141,191  (3)        1.9%
                               Options            300,000  (4)(9)     3.9%
                                                ---------
                               Total              441,191             5.8%

   N. Thomas Steele            Common Stock        92,580  (5)        1.3%
                               Options            340,667  (6)(9)     4.5%
                                                ---------
                               Total              433,247             5.7%

   Kenneth L. Ransom           Common Stock       125,204             1.7%
                               Options            300,001  (7)(9)     3.9%
                                                ---------
                               Total              425,205             5.6%

   Bruce C. Decker             Common Stock        18,492             0.3%
                               Options            208,333  (8)(9)     2.8%
                                                ---------
                               Total              226,625             3.0%

All Executive Officers and     Common Stock       377,467             5.2%
Directors as a Group           Options          1,149,001            13.6%
(4 persons)                                     ---------
                               Total            1,526,468            18.1%


(1) Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. The address of all such persons for purposes of this table is deemed to be the address of the Company.
(2) Calculations of total percentages of shares outstanding for each individual assumes the exercise of options held by that individual to which the percentage relates. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
(3) Represents 33,333 shares owned by Dr. Steele's wife's estate and 26,667 shares held by his Individual Retirement Account, over which Dr. Steele exercises sole investment, voting, and dispositive power.
(4) Consists of options to acquire 33,333 shares of Common Stock at an exercise price of $4.50 per share at any time prior to December 31, 1997, options to acquire 66,667 shares at an exercise price of $6.375 per share at any time prior to September 16, 1999, and options vesting to acquire an aggregate of 200,000 shares at $5.00 per share expiring incrementally through September 1, 2006. The options to acquire 33,333 shares at $4.50 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(5) Includes 2,333 shares of Common Stock and 2,083 shares of Common Stock issuable on conversion of outstanding preferred stock, such shares of common and preferred stock held by Mr. Steele's wife.
(6) Consists of options to acquire 38,889 shares of Common Stock at an exercise price of $4.50 per share at any time prior to December 31, 1997, options to acquire 11,111 shares at an exercise price of $3.93 per share at any time prior to December 31, 1997, options to acquire 24,000 shares at $450 per share at any time prior to May 19, 1998, options to acquire 66,667 shares at an exercise price of $6.375 per share at any time prior to September 16, 1999, and options vesting to acquire an aggregate an aggregate of 200,000 shares at an exercise price of $5.00 per share expiring incrementally through September 1, 2006. The options to acquire 38,889 shares at $4.50 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(7) Consists of options to acquire 21,778 shares of Common Stock at an exercise price of $4.50 per share at any time prior to December 31, 1997, options to acquire 11,556 shares at $3.93 per share at any time prior to December 31, 1997, options to acquire 66,667 shares at $6.375 per share at any time prior to September 16, 1999, and options vesting to acquire an aggregate of 200,000 shares at $5.00 per share expiring incrementally through September 1, 2006. The options to acquire 21,778 at $4.50 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(8) Consists of options to acquire 8,333 shares of Common Stock at $6.375 per share expiring September 16, 1999, and options vesting to acquire an aggregate of 200,000 shares at $5.00 per share expiring incrementally through September 1, 2006.
(9) Does not include options to purchase 100,000 shares of Common Stock at an exercise price of $4.00 per share at any time through July 18, 2001, granted to each of N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker. Such options are subject to stockholder approval.

-------------------------------------------------------------------------------

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------

   Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.


Salary Deferrals and Waivers; Officer and Director Notes Payable

     In June 1991, the Company loaned an officer and director, and a former officer and director, an aggregate of $123,421, repayable with interest at the prime rate and collateralized by a pledge of the obligation of the Company to such persons for accrued but unpaid back salaries of approximately $156,720. A portion of the proceeds from these loans was used to purchase $100,000 in preferred stock and warrants. The notes were originally due in June 1992, but the Company has agreed not to seek payment of $247,470 (including additional advances and accrued interest) of the notes until back salaries owed these individuals (totaling $285,721 at December 31, 1996) are paid. In addition, pursuant to the terms of options exercised in 1994, certain officers and directors executed promissory notes for approximately $1,016,000. These notes are collateralized by the certificates representing the shares of Common Stock, which are being held by the Company pending payment of the notes. At December 31, 1996, all of the notes receivable and related accrued interest (which are included as a reduction of stockholders' equity in the Company's financial statements) consist of an aggregate of $987,371 due from officers and directors, including former officers and directors.


      As of December 31, 1995, the Company owed $392,462 in salaries and interest to its officers and directors (including a former officer and director). During 1996, the Company paid $147,476 of such amount to its officers and directors (including $47,895 in interest). Of the amount paid by the Company, $25,250 (including $13,515 in interest) was returned to the Company from one officer and director as payment on a note payable to the Company.

     Pursuant to recently executed employment agreements, the second and third installments due under promissory notes delivered to the Company by Grant Steele, N. Thomas Steele, Kenneth L. Ransom (each in the amount of $300,000) and Bruce C. Decker (in the amount of $56,250) in September 1994 in connection with the exercise of stock purchase options were each deferred for one year to September 1997 and September 1998.


-------------------------------------------------------------------------------

                                     SIGNATURES

-------------------------------------------------------------------------------


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORELAND CORPORATION


Dated:  April 30, 1997                    By /s/ N. Thomas Steele, President