Form 10-K/A
period 1996-12-31
FORELAND CORP
filed 1997-05-09
CIK 773326

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K/A
                           AMENDMENT NO. 2

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

Registrant's telephone number, including area code:(303) 988-3122

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

--------------------------------------------------------------------------
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT
--------------------------------------------------------------------------

     The following table sets forth the name and shareholdings of each director; and the shareholdings of all executive officers and directors as a group. To the Company's knowledge, no other individual or entity owns or record, or is known to own beneficially, 5% or more of the Common Stock currently issued and outstanding. Unless otherwise indicated, all shares consist of Common Stock, and all such shares are owned beneficially and of record by the named person or group.


                                      NUMBER OF COMMON   PERCENTAGE
  NAME OF BENEFICIAL     NATURE OF    SHARES OWNED(1)        OF
        OWNER            OWNERSHIP                      OWNERSHIP(2)
---------------------  ------------   ----------------  ------------
DIRECTORS AND
PRINCIPAL STOCKHOLDERS

  Grant Steele          Common        141,191(3)          1.9%
                        Stock
                        Options       300,000(4)(9)       3.9%
                        -------       -------             ----
                        Total         441,191             5.8%

  N. Thomas Steele      Common         92,580(5)          1.3%
                        Stock
                        Options       340,667(6)(9)       4.5%
                        -------       -------             ----
                        Total         433,247             5.7%

  Kenneth L. Ransom     Common        125,204             1.7%
                        Stock
                        Options       300,001(7)(9)       3.9%
                        -------       -------             ----
                        Total         425,205             5.6%

  Bruce C. Decker       Common         18,492             0.3%
                        Stock
                        Options       208,333(8)(9)       2.8%
                        -------       -------             ----
                        Total         226,625             3.0%

ALL EXECUTIVE OFFICERS
AND DIRECTORS AS A      Common        377,467             5.2%
GROUP (4 PERSONS)       Stock
                        Options       1,149,001          13.6%
                        -------       -------             ----
                        Total         1,526,468          18.1%




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

---------------------------------------------------------------------------
                                     SIGNATURES
---------------------------------------------------------------------------

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORELAND CORPORATION

Dated:  May 7, 1997                By /s/  N. Thomas Steele, President