Form 10-Q
period 1997-03-31
FORELAND CORP
filed 1997-05-15
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997




                             FORELAND CORPORATION
            (Exact name of registrant as specified in its charter)


               Nevada                                  87-0422812
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                     Identification No.)


       12596 W. Bayaud Avenue
   Suite 300, Lakewood, Colorado                         80228
(Address of principal executive offices)               (Zip Code)


                                (303) 988-3122
             (Registrant's Telephone number, including area code)


                                Not Applicable
                (Former name, former address and former fiscal
                     year, if changed since last report)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [x]      No[ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      As of May 13, 1997, the Company had outstanding 7,302,087 shares of its common stock, par value $0.001 per share.




                                     PART I
                             FINANCIAL INFORMATION


------------------------------------------------------------------------------

                         ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------

      The consolidated condensed financial statements included herein have been prepared by Foreland Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

      During the quarter ended June 30, 1996, the Company effected, as of June 15, 1996, a 3-for-1 reverse stock split of its common stock, par value $0.001 per share (the "Common Stock"). Unless otherwise indicated, all share and per share amounts relating to the Common Stock have been adjusted to give effect to the reverse stock split.

      Certain reclassifications have been made to conform the 1996 financial statements to the presentations of the 1997 financial statements. The reclassifications had no effect on net income.

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                  March 31,         Dec. 31,
                                                    1997              1996
                                                  ---------         ---------
                  ASSETS

Current assets:
   Cash and cash equivalents...................$  1,528,169      $  2,325,079
   Accounts receivable - trade.................     489,723           775,039
   Inventory...................................      92,390            80,568
   Prepaid expenses and other..................       8,508            18,017
                                                  ---------         ---------
         Total current assets..................   2,118,790         3,198,703
Property and equipment, at cost:
   Oil and gas properties, under
      the successful efforts method............  11,302,580        10,575,655
   Other property and equipment................     357,061           340,476
                                                  ---------         ---------
                                                 11,659,641        10,916,131
   Less accumulated depreciation,
      amortization, depletion,
      and impairment...........................  (3,664,294)       (3,504,719)
                                                 -----------       -----------
                                                  7,995,347         7,411,412
Other assets...................................     153,174           150,342
                                                  ---------         ---------

Total assets................................... $10,267,311       $10,760,457
                                                ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.......   $ 307,892         $ 479,105
   Current maturities of long-term debt........       5,009             4,844
   Oil and gas sales payable...................      73,789            88,175
   Officers' salaries payable..................     292,923           285,721
                                                  ---------         ---------
         Total current liabilities.............     679,613           857,845
Long-term debt.................................     916,931         1,018,247
Stockholders' Equity:
   Preferred Stock, $0.001 par value, 5,000,000
      shares authorized.
      1991 Convertible Preferred Stock, 40,000
         and 40,000 shares issued and outstanding,
         respectively, liquidation preference
         $1.25 per share.......................          40                40
      1994 Convertible Preferred Stock, 165,140,
         and  165,140 shares issued and outstanding,
         respectively, liquidation preference
         $2.00 per share.......................         165               165
      1995 Convertible Preferred Stock, 613,334,
         and 613,334 shares issued and outstanding,
        respectively, liquidation preference
        $1.50 per share .......................         613               613
      1996 Convertible 6% Preferred Stock, 12.5,
        and 12.5 shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share plus accrued dividends          --                --
      1996-4 Convertible 8%  Preferred Stock,  255
        and 255 shares issued and outstanding,
        respectively, liquidation preference of
        $10,000 per share plus accrued dividends         --                --
   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 7,283,927 and
        7,238,177 shares issued and outstanding,
        respectively ..........................       7,284             7,238
   Additional paid-in capital..................  32,650,301        32,629,313
   Less note and stock subscriptions receivable (1,112,177)        (1,094,237)
   Accumulated deficit......................... (22,875,459)      (22,658,767)
                                               ------------       -----------
         Total stockholders' equity............   8,670,767         8,884,365
                                                  ---------         ---------

Total liabilities and stockholders' equity..... $10,267,311       $10,760,457
                                                ===========       ===========

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months
                                              Ended March 31,
                                               1997      1996
                                         ----------      ----

REVENUES:
   Oil and gas sales....................  $690,878      $300,694
   Operator and well service sales......     7,284        11,413
   Other income, net....................     2,087         3,600
                                         ----------    ---------
         Total revenues.................   700,249       315,707

EXPENSES:
   Oil and gas production...............   221,057       101,007
   Oil and gas exploration..............   219,611       172,808
   Well service costs...................       399           168
   Dry hole, abandonment, and
      impairment  costs ................     6,096       443,830
   General and administrative...........   218,114       128,267
   Shareholder / investor services
      Other.............................    83,134         8,207
   Compensation - below market options..    16,475
   Depreciation, depletion, and
      amortization......................   159,575       225,931
                                         ----------    ---------

         Total expenses.................   924,461     1,080,216
                                         ----------    ---------

Net  operating loss.....................  (224,212)     (764,509)

Other income (expense):
   Interest income......................    34,526        28,580
   Interest expense.....................   (27,008)      (73,644)
                                         ----------    ----------

Net loss................................ $(216,694)    $(809,573)

Preferred stock dividends
   Accrued..............................   (51,188)
   Imputed..............................  (130,130)
                                         ----------    ----------

Net loss applicable to common
   stockholders......................... $(404,012)    $(809,573)
                                         ==========    ===========

Net loss per common share............... $  (0.06)     $  (0.17)
                                         ==========    ==========

Weighted average number of common
   shares outstanding................... 7,249,200     4,888,800
                                         ==========    ==========



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997            1996
                                                    -----------    -----------

Cash flow from operating activities:
   Net loss.......................................   $(216,694)     $(809,573)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation, depletion, and amortization......     159,575        225,931
   Dry hole, abandonment and impairment costs.....       6,096        443,830
   Accrued note receivable interest income........     (17,941)       (24,888)
   Amortization of loan origination fee...........         987         18,438
   Compensation - below market options............      16,475            --

   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................     285,317        141,631
         Advances to officer......................        (516)            84
         Inventory................................     (11,823)        22,818
         Prepaids and other.......................       6,207        (55,903)
      Increase (decrease) in:
         Accounts payable.........................    (185,435)       216,807
         Salaries payable.........................       7,203          9,429
                                                    -----------    -----------
            Net cash provided by operating
              activities..........................      49,451        188,604
Cash flows from investing activities:
   Proceeds from sale of marketable securities....         --           1,695
   Purchase of marketable securities..............         --        (200,000)
   Additions to oil and gas properties............    (728,460)      (228,437)
   Purchase of other property.....................     (16,585)          (212)
                                                    -----------    -----------
            Net cash (used in) provided by
              investing activities................    (745,045)      (426,954)

Cash flows from financing activities:
   Proceeds from sale of stock, net...............          --        472,350
   Receipt of note receivable for stock...........          --          3,600
   Repayment of long-term debt....................    (101,316)          (999)
                                                    -----------    -----------
            Net cash provided by
              financing activities................    (101,316)       474,951
                                                    -----------    -----------
   Increase (decrease) in cash and
   cash equivalents...............................    (796,910)       236,601
Cash and cash equivalents, beginning of period....   2,325,079         30,490
                                                    -----------    -----------
Cash and cash equivalents, end of period..........  $1,528,169      $ 267,091
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest.........................   $  19,805      $  57,321
                                                    ===========    ===========




       See accompanying notes to these consolidated financial statements.



                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   OIL AND GAS PROPERTIES:

     With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing programs is coordinated with prospect generation and exploration results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold cost. The Company currently has approximately 184,000 gross acres under lease.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS:

     During the first quarter of 1997, the Company issued 44,750 shares of Common Stock to an unaffiliated individual for his fees in placing $4,475,000 of the 1996 preferred stock offerings.

     In March 1997, the Company issued 1,000 shares of Common Stock to two land lessors (500 each), together with cash, as consideration for two oil and gas leases.

     The Company accrued $51,188 for dividends payable for 12.5 shares of 1996 Preferred Stock during the first quarter of 1997, and 255 shares of its 1996-4 Preferred Stock.

     On March 20, 1997, 15% of the 1996-4 Preferred Stock became convertible into Common Stock, at a rate subject to adjustment based on the trading price of the Common Stock at the time of conversion plus an accretion of 8% per annum. During the first quarter of 1997, however, none of the 1996-4 Preferred Stock was converted into shares of Common Stock.

     The 1996 and 1996-4 Preferred Stock are convertible into Common Stock pursuant to a formula that provides a minimum discount of 10% to 25% of the market price of the Common Stock. In substance, this discount represents a dividend to the preferred holders. This dividend is recognized in the Company's statement of operations over the period from the issuance date to the earliest date when each series of Preferred Stock is convertible. During the first quarter of 1997, the Company recognized imputed dividends of $130,000 as 15% of the 1996-4 Preferred Stock became convertible.

3.   LONG TERM DEBT:

     During the first quarter of 1997, the Company, made payments totaling $100,000 for repayment of it line of credit (credit agreement) at Colorado National Bank (CNB), Denver, Colorado. In November, 1996, the Company established this line of credit for a total of $10,000,000, with the commitment amount (the maximum amount that can be outstanding at any one time) determined twice yearly by the bank based on its analysis of the Company's cash flows and proved producing reserves. CNB's initial commitment amount was for $2,000,000, of which $1,000,000 was borrowed in 1996. Based on the current amount of the loan outstanding, the Company will be required to make principal reduction payments of $100,000 per quarter, commencing July 1, 1999, through December 31, 1999, $75,000 per quarter, commencing January 1, 2000, through December 31, 2000, and $50,000 thereafter until maturity. Required payments may vary depending on whether additional amounts are drawn on the credit facility. This credit agreement is secured by the Company's oil producing properties.

4.   RELATED PARTY TRANSACTIONS:

     The Company owed $292,923 in salaries and interest to a current officer and director, and a former officer and director, at March 31, 1997. The Company also had outstanding loans to the same individuals in the amount of $274,974 as of such date.

     During September, 1994, outstanding options were exercised to purchase Common Stock as follows: Grant Steele, N. Thomas Steele, and Kenneth L. Ransom, $300,000 each; and Bruce C. Decker and Dennis Gustafson, $56,250 each. The options were exercised by delivery of promissory notes from each individual. Pursuant to the terms of the promissory notes, installment payments were due in
September 1995, 1996, and 1997.   Prior to the second installment payment due
September 1996, Grant Steele, N. Thomas Steele, Kenneth L. Ransom and Bruce C. Decker executed employment agreements with the Company. Pursuant to the terms of those employment agreements, the second and third installments due under the promissory notes delivered in September 1994 were each deferred for one year to September 1997 and September 1998.


5.   INCOME TAXES:

     The Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1993. Financial statements of prior years have not been restated to apply the new method retroactively. The change in accounting method had no effect on the net loss for 1993 or prior years.

     The Company has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1996, the Company has unused net operating loss carry-forwards of approximately $28,500,000. This carryforward expires in varying amounts from 1999 to 2011.

6.   SUBSEQUENT EVENTS:

     On May 12, 1997, the Company announced the Ghost Ranch no. 47-35 well had tested at a rate of 182 barrels of oil and 242 barrels of water per day during a 24 hour flow test. This is the third producing well drilled by the company in the Ghost Ranch field. The Company is currently attempting to increase the oil production and to decrease water production from this well.



--------------------------------------------------------------------------------

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Caution Respecting Forward-Looking Information

     This report contains certain forward-looking statements and information relating to the Company that are based on the Beliefs of management as well as assumptions made by and information currently available to management. When used in the document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated expected or intended.

Overview

     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Liquidity and Capital Resources

     The Company's operations during the first three months of 1997 provided cash of $49,500 when the Company reported a net loss from operations of $216,700, which resulted in part to non-cash charges against the Company's revenues, including $159,600 in depreciation, depletion, and amortization and $16,500 in compensation in below market options. Changes in current assets and current liabilities also contributed $100,900 in cash. Operating activities provided approximately $139,200 less cash than the corresponding period in 1996.

     During the first quarter of 1997, investing activities used net cash of $745,000 due to $728,500 in additions to oil and gas properties and $16,600 for the purchase of other long term assets. The cash required for investing activities was provided from operations and existing cash. During the corresponding period in 1996, investing activities used net cash of $427,000, consisting of $228,600 for additions to oil and gas properties, and a net of $198,300 from the sale and acquisition of marketable securities.

     Financing activities used $101,300 during the first quarter of 1997, consisting entirely of repayment of long-term debt. During the corresponding period in 1996, the Company received a net of $475,000 in cash from the sale of equity securities, receipt of payment on notes receivable, and payment of long-term debt.

      The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Based on April 1997 production levels and prices, the Company estimates that it is able to meet fixed and recurring operating costs from existing production. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would use existing funds for operating deficiencies. Any improved operating margins resulting from increased production from the Eagle Springs field and the Ghost Ranch field and reduced operating expenses or price increases would benefit the Company; however, there can be no assurance that Eagle Springs and Ghost Ranch development will continue to result in material additional production The current working capital surplus should fund the Company's current drilling program for the remainder of 1997. Should the Company accelerate its drilling program it would be required to seek funds from external sources, including the credit agreement with CNB. There can be no assurance that the Company would be able to obtain funds from other sources.

      As of March 31, 1997, the Company had a working capital surplus of $1,429,200 as compared to a deficit of $2,130,982 for the same period in 1996.


Results of Operations

      Three Months Ended March 31, 1997 and 1996

      For the first quarter period ending March 31, 1997, oil sales increased 129.8% to $690,900 as compared to $300,700 in the same period in 1996, with the Eagles Springs field contributing approximately $187,700, primarily as a result of the purchase of Plains Petroleum's interest in the Eagle Springs field, and the Ghost Ranch field contributing $192,400 to such increase. This increase in the first quarter of 1997 was the result of both a 20.7% increase in barrels produced, and a 14.1% increase in price as compared to the same period in 1996. Well service and well operator income decreased $4,100 for the first quarter of 1997, when compared to the same period in 1996; as a result of a decrease of $7,600 in operator income and an increase of $3,500 in well service revenue due Ghost Ranch and third party water disposal fees. Other income decreased $1,500 as a result of reduction of the sale of scrap oil field parts.

      The Company's production expenses for the first quarter 1997 increased $120,100, or 118.9% to $221,100, with the Eagle Springs field production expenses increasing $60,900, of which approximately $52,000 related to the 40% interest purchased from Plains Petroleum, and an increase of $59,200 in production expenses associated with the Ghost Ranch field.

        Oil and gas exploration expenses increased $46,800, or 27.1% to $219,600 for the first quarter of 1997 when compared to the same period in 1996. This is primarily due to increased personnel cost of approximately $68,300, increased lease rental cost of $21,400 and decreased geological and geophysical cost of $58,600, such decrease attributable to a $75,000 payment received from Hugoton/Maxwell as a result of its election not to complete a 3D seismic study. Dry hole, abandonment, and impairment costs were $6,100 for the first quarter
ended March 31, 1997,   consisting of costs received during the first quarter of
1997 but associated with the Pine no. 1-7 well that was plugged in the fourth quarter of 1996. This is a decrease of $437,700 when compared to the same period in 1996. The majority of the first quarter 1996 cost was associated with the impairment of the undepleted book value of the North Willow no. 6-27 well as required by the Financing Accounting Standards Board in their new statement titled "Accounting for Long-Lived Assets".

      General and administrative expenses increased $89,800 to $218,100 for the three-month period ended March 31, 1997, when compared to the same period in 1996. The primary contributors are increases in professional fees of $51,600 associated with audit, accounting and legal fees, which increased primarily as a result of costs associated with the acquisition of the purchase of Plains Petroleum's 40% interest and additional reporting requirements of FAS 123, and an increase of $37,400 in personnel expenses. Shareholder and investor services increased $74,900 due to financial public relations information dissemination within the investment community and additional communications to the Company's shareholders. Depreciation, depletion, and amortization decreased for the three-month period ended March 31, 1997, by $66,400 to $159,600 when compared to the same period in 1996. Increased Company reserves resulted in a lower percentage used in the depletion calculations applied to the remaining undepleted cost of the oil producing properties.

      Interest income increased $5,900 to $34,500 for the three-month period ended March 31, 1997, when compared to the same period in 1996, primarily as a result of cash being invested in short-term liquid assets. Interest expense decreased $46,600 for the three-month period ended March 31, 1997 when compared to the same period in 1996. This is primarily due to decrease in interest and amortization of loan origination fees associated with the $400,000 note payable which was due in April, 1996, and a reduction of interest charges on late payments of vendor invoices.

      Accounting Treatment of Certain Capitalized Costs

          The Company follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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




------------------------------------------------------------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------------------------------------------

      (a)   Exhibits.
            --------

      None.

      (b)   Reports on Form 8-K.
            -------------------

(b)  Reports on Form 8-K.

     During the quarter ended March 31, 1997, the Company filed the following reports on Form 8-K

Date of Event Reported     Item Reported
------------------------   --------------------
January 13, 1997           Item 5. Other Events

January 22, 1997           Item 5. Other Events

February 20, 1997          Item 5. Other Events

March 18, 1997             Item 5. Other Events

May 2, 1997                Item 5. Other Events

May 12, 1997               Item 5. Other Events






------------------------------------------------------------------------------

                                   SIGNATURES

------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FORELAND CORPORATION
                                            (Registrant)



Dated:  May 14, 1997                   By:     /s/ N. Thomas Steele
                                               President




Dated:  May 14, 1997                   By:/s/ Don W. Treece
                                              Controller
                                              (Chief Financial Officer)