Form 10-Q
period 1997-06-30
FORELAND CORP
filed 1997-08-14
CIK 773326

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997




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

      As of August 12, 1997, the Company had outstanding 7,563,221 shares of its common stock, par value $0.001 per share.

                                     PART I
                             FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                         ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                JUNE 30, 1997   DEC. 31, 1996
                                               -------------   -------------
   ASSETS

Current assets:
   Cash and cash equivalents.................  $    923,482       $ 2,325,079
   Accounts receivable - trade...............       363,290           775,039
   Inventory.................................        74,827            80,568
   Prepaid expenses and other................         6,153            18,017
                                               -------------      ------------

         Total current assets................     1,367,752         3,198,703

Property and equipment, at cost:
   Oil and gas properties, under the
      successful efforts method..............    11,634,846        10,575,655
   Other property and equipment..............       355,909           340,476
                                               -------------      ------------
                                                 11,990,755        10,916,131
   Less accumulated depreciation, depletion,
      and amortization.......................    (3,825,249)       (3,504,719)
                                               -------------      ------------

             Total property and equipment ...     8,165,506         7,411,412

Other assets.................................       154,161           150,342
                                               -------------      ------------
Total assets.................................  $  9,687,419       $10,760,457
                                               =============      ============


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                               JUNE 30, 1997   DEC. 31, 1996
                                               -------------   -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.....  $    184,399       $   479,105
   Officers' salaries payable................       293,473           285,721
   Oil and gas sales payable.................        54,556            88,175
   Current  portion of long-term debt........         5,180             4,844
                                               -------------      ------------
         Total current liabilities...........       537,608           857,845

Long-term debt...............................       765,575         1,018,247

Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock,
         40,000 and 40,000shares issued and
         outstanding,  respectively,
         liquidation preference
         $1.25 per share.....................            40                40
      1994 Convertible Preferred Stock, 165,140
         and 165,140 shares issued and
         outstanding, respectively, liquidation
         preference  $2.00 per share.........           165               165
      1995 Convertible Preferred Stock, 613,334
         and 613,334 shares issued and
         outstanding, respectively,
         liquidation preference
        $1.50 per share .....................           613               613
      1996 Convertible 6% Preferred Stock, 525
        and 12.5 shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share plus accrued
        dividends  ..........................            --                --
      1996-4 Convertible 8% Preferred Stock, 255
        and 198 shares issued and outstanding,
        respectively, liquidation preference
        $10,000 per share plus accrued
        dividends ...........................            --                --
   Common Stock, $0.001 par value, 50,000,000
      shares authorized; 7,506,310 and 7,238,177
      shares issued and outstanding,
      respectively...........................         7,506             7,238
   Additional paid-in capital................    32,723,443        32,629,313
   Less note and stock subscriptions
      receivable.............................    (1,133,214)       (1,094,237)
   Accumulated deficit.......................   (23,214,317)      (22,658,767)
                                               -------------      ------------

         Total stockholders' equity..........     8,384,236         8,884,365
                                               -------------      ------------

Total liabilities and stockholders' equity...  $  9,687,419       $10,760,457
                                               =============      ===========

         See accompanying notes to these consolidated financial statements.

                        FORELAND CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                   --------------------------      --------------------------
                                            JUNE 30,                       JUNE 30,
                                   --------------------------      --------------------------
                                       1997           1996             1997          1996
                                   ----------     -----------      -----------    -----------
REVENUES:
    Oil and gas sales...........   $ 605,920      $  364,055       $1,296,798      $ 664,750
    Operator and well service
       income...................      19,622          12,778           26,906         24,191
    Other income, net...........       1,169              25            3,255          3,625
                                   ----------    ------------      -----------    -----------
           Total revenues.......     626,711         376,858        1,326,959        692,566

EXPENSES:
    Oil and gas production......     277,778         128,884          498,835        229,891
    Oil and gas exploration.....     197,970         150,173          417,583        322,981
    Well service costs..........         511             637              911            803
    Dry hole and abandonment
       costs....................       3,262              --            9,358        443,830
    General and administrative..     191,316         120,239          409,430        248,506
    Shareholder-investor
       services.................      46,513         300,242          129,647        308,449
    Compensation - below market
         options................      16,473              --           32,948             --
    Depreciation, depletion, and
       amortization.............     201,653         163,563          361,228        389,495
                                   ----------    ------------      -----------    -----------
           Total expenses.......     935,476         863,738        1,859,940      1,943,955
                                   ----------    ------------      -----------    -----------

OPERATING LOSS..................   $(308,765)     $ (486,880)      $ (532,981)   $(1,251,389)

OTHER  INCOME (EXPENSE)
    Gain (Loss) on sale of
       asset....................      (7,474)             --           (7,474)            --
    Interest income.............      38,100          26,842           72,626         55,422
    Interest expense............     (33,853)        (48,847)         (60,860)      (122,491)
                                   ----------    ------------      -----------    -----------

NET  LOSS ......................   $(311,992)     $ (508,885)      $ (528,689)   $(1,318,458)
                                   ----------    ------------      -----------    -----------
Preferred stock dividends:
    Declared....................     (26,855)            --           (26,855)            --
    Accrued ....................     (27,733)        (24,933)         (78,921)       (24,933)
    Imputed ....................     (68,658)     (1,099,146)        (198,788)    (1,099,146)
                                   ----------    ------------      -----------    -----------
    Total preferred stock
       dividend.................    (123,246)     (1,124,079)        (304,564)    (1,124,079)
                                   ----------    ------------      -----------    -----------

Net loss applicable to common
    shareholders................   $(435,238)    $(1,632,964)      $ (833,253)   $(2,442,537)
                                   ==========    ============      ===========    ===========

NET LOSS PER COMMON
    SHARE.......................   $   (0.06)    $     (0.33)      $   (0.11)     $    (0.50)
                                   ===========   ============      ===========    ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING.................   7,342,500       4,891,800        7,296,100       4,890,300
                                   =========     ============      ===========    ===========

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                        1997          1996
                                                    -----------    -----------

Cash flow from operating activities:
   Net loss.......................................   $(528,689)   $(1,318,458)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation, depletion, and amortization......     361,228        389,495
   Dry hole, abandonment and impairment costs.....       9,358        443,830
   Issuance of stock for services.................       7,031             --
   Accrued note receivable interest income........     (38,978)       (50,402)
   Amortization of loan origination fee...........          --          6,146
   Compensation - Below market options............      32,948             --
   Loss on sale of other properties...............       7,474             --
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................     411,749        157,675
         Advances to officer......................         420          6,131
         Inventory................................       5,741         21,199
         Prepaids and other.......................       7,626         59,388
      Increase (decrease) in:
         Accounts payable.........................    (327,989)      (743,990)
         Salaries payable.........................       7,752         14,128
                                                    -----------    -----------
            Net cash used in operating activities.     (44,329)    (1,014,858)

Cash flows from investing activities:
   Proceeds from sale of marketable securities....          --        195,851
   Purchase of marketable securities .............          --       (200,000)
   Additions to oil and gas properties............  (1,040,991)      (273,504)
   Purchase of other property.....................     (65,655)          (213)
   Proceeds from the sale of other property.......       2,050             --
                                                    -----------    -----------
         Net cash (used in) provided by
            investing activities..................  (1,104,596)      (277,866)

Cash flows from financing activities:
   Proceeds from sale of stock, net...............          --      1,699,956
   Receipt of note receivable for stock...........          --          3,600
   Payment of long-term debt......................    (252,672)      (402,029)
                                                    -----------    -----------
            Net cash provided by
              financing activities................    (252,672)     1,301,527
                                                    -----------    -----------

Increase (decrease) in cash and cash equivalents..  (1,401,597)         8,803
Cash and cash equivalents, beginning of period....   2,325,079         30,490
                                                    -----------    -----------
Cash and cash equivalents, end of period..........   $ 923,482      $  39,293
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest.........................   $  45,314      $  24,263
                                                    ==========     ===========
   Non-cash investing and financing activities....   $  36,529      $  50,402
                                                    ==========     ===========


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   OIL AND GAS PROPERTIES:

     With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing program is coordinated with prospect generation and explorations results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold costs. The Company currently has approximately 152,700 gross acres
under lease.   The Company bought a working and royalty interest in the Kate
Springs 12-2 well from unaffiliated third parties. This well is located approximately one half mile south of its Ghost Ranch field.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

     During the first half of 1997, the Company issued 44,750 shares of Common Stock to an unaffiliated individual for his fees in placing $4,475,000 of the 1996 preferred stock offerings. Additionally, during the same period, the Company issued 1,500 shares of Common Stock to an unaffiliated company for services associated with a market research report.

     During the first half of 1997, the Company issued 6,040 shares of Common Stock to two land lessors (3,020 shares each), together with cash, as consideration for two oil and gas leases and surface access for shooting 3D seismic.

     During the first half of 1997, the 1996-4 Preferred Stock became convertible into Common Stock at a rate of 15% on March 20, 1997, and 15% each month thereafter, provided that, until September 20, 1997, no more than 20% of the aggregate number of shares may be converted during any 30-day period. During the first quarter of 1997 no shares of the 1996-4 Preferred Stock were converted.

     The 1996 and 1996-4 Preferred Stock are convertible into Common Stock pursuant to a formula that provides a minimum discount of 10% to 25% of the market price of the Common Stock. In substance, this discount represents a dividend to the preferred holders, This dividend is recognized in the Company's statements of operations over the period from the issuance date to the earliest date when each series of Preferred Stock is convertible. During the first half of 1997 the Company recognized imputed dividends of $198,788 as 60% of the 1996-4 Preferred Stock became convertible.

     The Company accrued $78,921 for dividends payable for the 12.5 shares of the 1996 Preferred Stock and 198 shares of the 1996-4 Preferred Stock that were outstanding on June 30, 1997. During the second quarter of 1997, holders of 57 shares of the 1996-4 Preferred Stock converted such stock into 206,273 shares of the Company's Common Stock; additionally the Company issued 9,570 shares of Common Stock which represented $26,855 as dividends on such converted 1996-4 Preferred Stock.

3.   NOTE PAYABLE:

     During the first half of 1997, the Company, made payments totaling $250,000 for repayment of its line of credit (credit agreement) at Colorado National Bank
(CNB), Denver, Colorado. In November, 1996, the Company established the line of credit for a total of $10,000,000, with the commitment amount (the maximum amount that can be outstanding at any one time) determined twice yearly by the bank based on its analysis of the Company's cash flows and proved producing reserves. CNB's initial commitment amount was for $2,000,000, of which $1,000,000 was borrowed in 1996. Based on such outstanding loan amount, the Company is required to make principal reduction payments of $100,000 per quarter, commencing July 1, 1999 through December 31, 1999, $75,000 per quarter, commencing January 1, 2000, through December 31, 2000, and $50,000 per quarter thereafter until maturity. The Company has been prepaying principal so that as of July 30, 1997, the outstanding principal balance was $750,000. Requirements may vary depending on whether additional amounts are drawn on the credit facility. This credit agreement is secured by the Company's oil producing properties.


4.   RELATED PARTY TRANSACTIONS:

     The Company owed $300,310 in salaries and interest to a current officer and director and a former officer and director at June 30, 1997. The Company also had outstanding loans from the same individuals in the amount of $282,770 as of such date.

     During 1994, outstanding options were exercised to purchase Common Stock as follows: Grant Steele, N. Thomas Steele, and Kenneth L. Ransom, $300,000 each, and Bruce C. Decker, and Dennis J. Gustafson, $56,250 each. The options were
exercised by delivery of promissory notes from each individual.   Pursuant to
the terms of the promissory notes, installment payments were due in September 1995, 1996, and 1997. Prior to the second installment payment due September 1996, Grant Steele, N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker executed employment agreements with the Company. Pursuant to the terms of those employment agreements, the second and third installments due under the promissory note delivered in September 1994 were each deferred for one year to September 1997 and September 1998.


5.   INCOME TAXES:

     The Company has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1996, the Company has unused net operating loss carry-forwards of approximately $28,500,000. This carryforward expires in varying amounts from 1999 to 2011.

6.   SUBSEQUENT EVENTS:

     During July 1997, the holders of 17 shares of the 1996-4 Preferred Stock converted such stock into 52,792 shares of the Company's Common Stock; additionally the Company issued 4,119 shares of Common Stock which represented $10,680.55 as dividends on such converted 1996-4 Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first six months of 1997 used cash of $44,300 when the Company reported a net loss of $528,700, due in part to non-cash charges against the Company's revenues, including $361,200 in depreciation, depletion, and amortization and $32,950 in compensation in below market options. Changes in current assets and current liabilities also contributed $105,300 in cash. Operating activities used approximately $970,500 less cash than the corresponding period in 1996.
     During the first half of 1997, investing activities used net cash of $1,104,600, principally due to $1,041,000 used for additions to oil and gas properties and $65,700 used for the purchase of other long term assets. The cash required for investing activities was provided from existing cash. During the corresponding period in 1996, investing activities used net cash of $277,900, consisting almost entirely of cash used for additions to oil and gas properties.

     Financing activities used $252,700 during the first six months of 1997, consisting entirely of repayment of long-term debt. During the corresponding period in 1996, the Company received $1,699,950 in cash from the sale of equity securities and used $402,000 for repayment of long-term debt.

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada.

     Based on July 1997 production levels and prices, the Company estimates that it is able to meet cash requirements for fixed and recurring operating costs, excluding any unusually expenditures. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would require funds from external sources for operating deficiencies. Any improved operating margins resulting from increased production and reduced operating expenses or price increases would benefit the Company. There can be no assurance that Eagle Springs and Ghost Ranch development will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.
     As of June 30, 1997, the Company had a working capital of $830,100, as compared to working capital of $2,180,450 for the same period in 1996.


RESULTS OF OPERATIONS

     Three Months Ended June 30, 1997 and 1996

     For the second quarter period ending June 30, 1997, oil sales increased 66.4% to $605,900 as compared to $364,100 in the same period in 1996, attributable principally to increased production of oil from the Eagle Springs and Ghost Ranch fields. More oil was sold from the Eagle Springs field during this period primarily as a result of the purchase of Plains Petroleum's interest; however, the increase in the barrels sold was offset by lower prices received for these sales. The increase in the second quarter of 1997 was the result of a 215.3% increase in barrels sold offset by a 23.5% decrease in price as compared to the same period in 1996. Well service and well operator income increased $6,800 for the second quarter of 1997, when compared to the same period in 1996, primarily due to an increase of $14,900 in well service revenue due to an increase in water disposal income, and a decrease of $8,100 in operator income.

     The Company's production expenses for the second quarter of 1997 increased $148,900, or 115.5%, to $277,800, with the Eagle Springs field production expenses increasing $81,200, of which approximately $76,600 related to the 40% interest purchased from Plains Petroleum, and the Ghost Ranch field contributing $34,300 in production expenses. Production expenses related to the Company's remaining properties increased $33,400 when compared to the same period in 1996, primarily due to $26,000 in cost associated with the plugging of the Tomera Ranch 33-1 well.

     Oil and gas exploration expenses increased $47,800 or 31.8% to $198,000 for the second quarter of 1997 when compared to the same period in 1996. This is primarily due to increased personnel cost of approximately $28,600, increased lease rental cost of $6,900, and increased vehicle cost of $7,800. Dry hole, abandonment, and impairment costs were $3,200, primarily due to late arriving invoices received in the second quarter of 1997 but associated with the Pine 1-7 and Ghost Ranch 58-35 wells, which were plugged in the fourth quarter of 1996.
     General and administrative expenses increased $71,100 to $191,300 for the three-month period ended June 30, 1997, when compared to the same period in 1996. The primary contributors are increases of $62,700 in personnel cost and $5,500 in supplies. Shareholder and investor services decreased $253,700 due to a decrease in financial public relations and information dissemination within the investment community. Depreciation, depletion, and amortization increased for the three-month period ended June 30, 1997, by $38,100 to $201,650 primarily as a result of increased production.

     Interest income increased $11,300 to $38,100 for the second quarter 1997, when compared to the same period in 1996, primarily as a result of cash being invested in short-term liquid assets. Interest expense decreased $15,000 to $33,850 primarily due to reduced interest on salaries payable and interest charges on vendor invoices.

     During the three months ended June 30, 1997, the Company, in its earnings per share calculations of the consolidated statement of operations, calculated a preferred stock dividend of $26,900 on preferred stock shares that were converted to Common Stock, accrued stock dividend on outstanding preferred stock of $27,700, and an imputed stock dividend of $68,700 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. The amounts are for earnings per share calculations, and the imputed stock dividends are not recorded in the Company's financial statements.

     Six Months Ended June 30, 1997 and 1996

     For the six month period ending June 30, 1997, oil sales increased 95.1% to $1,296,800 as compared to $664,800 in the same period in 1996, attributable to increased production from the Ghost Ranch field (approximately $427,900) and Eagle Springs field (approximately $185,500). This increase in the first and second quarters of 1997 was the result of both a 206.1% increase in barrels sold offset by a 6.8% decrease in price as compared to the same six-month period in 1996. Well service and well operator income increased $5,400 for the first and second quarter of 1997, when compared to the same period in 1996, primarily due to a decrease of $15,700 in operator income and an increase of $18,400 in well service revenue due to increased water disposal fees.

     The Company's production expenses for the first and second quarters of 1997 increased $268,900, or 117.0%, to $498,300, with the Eagle Springs field production expenses increasing $148,800, of which approximately $136,500 related to the 40% interest purchased from Plains Petroleum. Additionally, the Ghost Ranch field contributed $67,400 in production expenses. Production expenses relating to the Company's remaining properties increased $52,600 when compared to the same period in 1996, primarily due to $26,000 in cost associated with the plugging of the Tomera Ranch 33-1 well.

     Oil and gas exploration expenses increased $94,600, or 29.3%, to $417,600 for the first and second quarters of 1997 when compared to the same period in 1996. This is primarily due to increased personnel cost of approximately $95,000, increased lease rental cost of $28,300, increased vehicle cost of $17,400, and decreased geological and geophysical cost of $50,000, such decrease attributable to a $75,000 payment received from Hugoton/Maxwell as a result of its election not to complete a 3D seismic study. Dry hole, abandonment, and impairment costs were $9,400, primarily due to late arriving invoices received in the first and second quarters of 1997 but associated with the Pine 1-7 and Ghost Ranch 58-35 wells, which were plugged in the fourth quarter of 1996. This is a decrease of $434,500 when compared to the same period in 1996. The majority of the first and second quarter's 1996 cost was associated with the impairment of the undepleted book value of the North Willow 6-27 well as required by the Financial Accounting Standards Board in its statement titled "Accounting for Long-lived Assets".

     General and administrative expenses increased $160,900 to $409,400 for the six-month period ended June 30, 1997, when compared to the same period in 1996. The primary contributors are increases in professional fees of $53,900 associated with the audit, accounting and legal fees, which increased primarily as a result of cost associated with the acquisition of the purchase of Plains Petroleum's 40% interest in the Eagle Springs field and additional reporting requirements of FAS 123, and increases of $87,100 in personnel cost and $10,600 in supplies. Shareholder and investor services decreased $178,800 due to a decrease in financial public relations and information dissemination within the
investment community.    Depreciation, depletion, and amortization decreased
$28,300 for the six-month period ended June 30, 1997, when compared to the same six month period in 1996.

     Interest income increased $17,200 to $72,600 for the first and second quarters 1997, when compared to the same period in 1996, primarily as a result of cash being invested in short-term liquid assets. Interest expense decreased $61,600 to $60,900, primarily due to reduced interest on salaries payable, and interest charges on vendor invoices.

     During the six-months ended June 30, 1997, the Company, in its earnings per shares calculations of the consolidated statement of operations, calculated a preferred stock dividend of $26,900 on preferred stock shares that were converted to Common Stock, an accrued stock dividend on outstanding preferred stock of $78,900, and an imputed stock dividend of $198,800 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. The amounts are for earnings per share calculations, and the imputed stock dividends are not recorded in the Company's financial statements.

     Accounting Treatment of Certain Capitalized Costs

     The Company follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interest in oil and gas properties and to drill and equip exploratory and development wells that find proved reserves are capitalized. Cost to drill wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

     Included in oil and gas properties on the Company's balance sheets are costs of wells in progress. Such costs are capitalized until a decision is made to plug and abandon or, if the well is still being evaluated, until one year after reaching total depth, at which time such costs are charged to expense, even though the well may subsequently be placed into production.

     During 1996, the Company was required to adopt a new accounting policy that requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicate the carrying value of long-lived assets may not be recoverable. When the assessment for impairment of oil and gas properties is preformed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. As a result of the foregoing policies, the Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

     As a part of the Company's evaluation of its oil and gas reserves in connection with the preparation of its annual financial statements, the Company completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of the Company's oil and gas reserves and may, therefore, result in an impairment allowance as discussed above.

     Operating Costs

     Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. Because of the foregoing, the Company expects that production costs per barrel will continue to be higher than industry standards unless and until the amount of production increases sufficiently to obtain economies of scale and dilute the impact of high fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and other factors.

                          PART II.  OTHER INFORMATION


--------------------------------------------------------------------------------

                   ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

     On May 12, 1997, the board of directors adopted a Rights Agreement under which preferred stock purchase rights were distributed, as a dividend, to common stockholders of record as of July 1, 1997, at a rate of one right for each share of the Company's Common Stock held on such record date. For a complete description of the Rights Agreement, see the Company's current report on Form 8-K dated May 12, 1997.



--------------------------------------------------------------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

     (a)  Exhibits.

            SEC
EXHIBIT  REFERENCE
 NUMBER   NUMBER                TITLE OF DOCUMENT                LOCATION
-------- --------- -------------------------------------------- -------------

Item 4.            Instruments Defining the Rights of Security
                    Holders
---------------------------------------------------------------
  4.01       4     Form of Amendment To Articles Of            Incorporated
                    Incorporation Designating Rights,               by
                    Privileges, And Preferences Of Series A    Reference(1)
                    Preferred Stock

  4.02       4     Form of Rights Agreement dated effective    Incorporated
                    April 12, 1997, between Foreland                by
                    Corporation and Atlas Stock Transfer       Reference(1)
                    Corporation

(1) Incorporated by reference from the Company's report on Form 8-K dated May 12, 1997.

      (b)   Reports on Form 8-K.

      During the quarter ended June 30, 1997, the Company filed the following reports on Form 8-K:


 DATE OF EVENT REPORTED               ITEM REPORTED

    May 2, 1997                   Item 5. Other Events

    May 12, 1997                  Item 5. Other Events

    May 12, 1997                  Item 5. Other Events

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FORELAND CORPORATION



Dated:  August 14, 1997                By: /s/ N. Thomas Steele, President





Dated:  August 14, 1997                By: /s/ Don W. Treece, Controller
                                               (Chief Financial  Officer)