Form 10-Q
period 1997-09-30
FORELAND CORP
filed 1997-11-14
CIK 773326

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997




                             FORELAND CORPORATION
            (Exact name of registrant as specified in its charter)



               NEVADA                                  87-0422812
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


  12596 W. BAYAUD AVE.,  SUITE 300
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

      As of November 13, 1997, the Company had outstanding 8,470,068 shares of its common stock, par value $0.001 per share.

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

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            SEPT. 30, 1997        DEC. 31, 1996
                                            --------------        -------------
   ASSETS

Current assets:
   Cash and cash equivalents...................   $ 680,505         2,325,079
   Accounts receivable - trade.................     232,487           775,039
   Inventory...................................      62,542            80,568
   Prepaid expenses and other..................      16,031            18,017
                                                  ---------         ---------

         Total current assets..................     991,565         3,198,703

Property and equipment, at cost:
   Oil and gas properties, under the successful
      efforts method...........................  11,674,777        10,575,655
   Other property and equipment................     358,272           340,476
                                                  ---------         ---------
                                                 12,033,049        10,916,131
   Less accumulated depreciation, depletion,
      and amortization.........................  (4,012,618)       (3,504,719)
                                                 -----------      -----------

             Total property and equipment .....   8,020,431         7,411,412

Other assets...................................     151,224           150,342
                                                  ---------         ---------

Total assets...................................$  9,163,220      $ 10,760,457
                                               ============       ===========

       See accompanying notes to these consolidated financial statements.


                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  SEPT. 30, 1997  DEC. 31, 1996
                                                  --------------   -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.......   $ 215,113         $ 479,105
   Officers' salaries payable..................     307,878           285,721
   Oil and gas sales payable...................      43,448            88,175
   Current  portion of long-term debt..........       5,356             4,844
                                                  ---------         ---------
         Total current liabilities.............     571,795           857,845

Long-term debt.................................     664,169         1,018,247

Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock, 40,000
         and 40,000 shares issued and
         outstanding, respectively,
         liquidation preference $1.25 per
         share.................................          40                40
      1994 Convertible Preferred Stock, 165,140
         and 165,140 shares issued and
         outstanding, respectively, liquidation
         preference $2.00 per share............         165               165
      1995 Convertible Preferred Stock, 613,334
         and 613,334 shares issued and
        outstanding, respectively, liquidation
        preference $1.50 per share ............         613               613
      1996 Convertible 6% Preferred Stock, -0-
        and 12.5 shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share plus accrued
        dividends  ............................         --                --
      1996-4 Convertible 8% Preferred Stock, -0-
        and 198 shares issued and outstanding,
        respectively, liquidation preference
        $10,000 per share plus accrued
        dividends .............................         --                --
   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 8,470,068 and
        7,238,177 shares issued and outstanding,
        respectively ..........................       8,470             7,238
   Additional paid-in capital..................  32,869,232        32,629,313
   Less note and stock subscriptions
      receivable...............................  (1,149,926)       (1,094,237)
   Accumulated deficit......................... (23,801,338)      (22,658,767)
                                                ------------      -----------

         Total stockholders' equity............   7,927,256         8,884,365
                                                 ----------        ----------

Total liabilities and stockholders' equity..... $ 9,163,220      $ 10,760,457
                                                 ==========       ===========

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  THREE MONTHS ENDED SEPT. 30,     NINE MONTHS  ENDED SEPT. 30,
                                       1997           1996            1997             1996
                                   ------------------------------  --------------------------
   REVENUES:
    Oil and gas sales...........   $ 484,558      $  531,981      $ 1,781,356    $ 1,196,732
    Operator and well
       service income...........      21,827          20,084           48,733         43,495
    Other income, net...........         730           3,474            3,985          7,880
                                    --------      ----------       ----------      ---------
           Total revenues.......     507,115         555,539        1,834,074      1,248,107

EXPENSES:
    Oil and gas production......     249,767         139,755          748,601        369,646
    Oil and gas exploration.....     278,086         194,643          695,670        517,624
    Well service costs..........         138           2,079            1,049          2,882
    Dry hole and abandonment
       costs....................       2,360             --            11,718        443,830
    General and administrative..     170,151         119,284          579,581        367,789
    Shareholder-investor
       services.................      32,536          52,741          162,183        361,190
    Compensation - below market
         options................       9,589           5,500           42,537          5,500
    Depreciation, depletion, and
       amortization.............     187,369         185,186          548,597        574,681
                                   ---------      ----------       ----------      ---------
           Total expenses.......     929,996         699,188        2,789,936      2,643,142
                                   ---------      ----------       ----------      ---------

OPERATING LOSS..................   $(422,881)     $ (143,649)      $ (955,862)  $ (1,395,035)

OTHER  INCOME (EXPENSE)
    Gain (Loss) on sale of asset         --              --            (7,474)           --
    Interest income.............      27,261          46,802           99,886        102,224
    Interest expense............     (54,236)        (11,242)        (115,097)      (133,733)
                                   ---------      ----------       -----------   -----------

NET  LOSS ......................   $(449,856)     $ (108,089)      $ (978,547)  $ (1,426,544)
                                   ----------     -----------      -----------  ------------
Preferred stock dividends:
    Declared....................    (137,174)        (61,137)        (164,029)       (61,137)
    Accrued ....................      78,921          24,136               --           (797)
    Imputed ....................     (16,823)        (69,196)        (215,611)    (1,168,432)
                                   ----------     -----------      -----------   ------------
    Total preferred stock
       dividend.................     (75,076)       (106,197)        (379,640)    (1,230,366)
                                   ----------     -----------      -----------  ------------

Net loss applicable to common
    shareholders................   $(524,932)     $ (214,286)    $ (1,358,187)   $(2,656,910)
                                   ==========     ===========     ============  ============

NET LOSS PER COMMON
    SHARE.......................   $    (0.07)    $    (0.04)     $    (0.18)    $     (0.50)
                                   ===========    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING.................   7,648,500       5,999,700        7,414,900     5,265,200
                                   =========      ==========      ===========     =========



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED SEPT. 30,
                                                    ---------------------------
                                                       1997            1996
                                                     ---------      -----------
Cash flow from operating activities:
   Net loss.......................................   $(978,547)  $ (1,426,544)
   Adjustments to reconcile net loss to net cash
      used in operatingactivities:
   Depreciation, depletion, and amortization......     548,598        574,681
   Dry hole, abandonment and impairment costs.....      11,718        443,830
   Issuance of stock for services.................       7,031            --
   Accrued note receivable interest income........     (58,011)       (76,847)
   Amortization of loan origination fee...........       2,937         24,583
   Compensation - Below market options............      42,537          5,500
   Loss on sale of other properties...............       7,474             --
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................     542,552        (87,799)
         Advances to officer......................       1,638          6,742
         Inventory................................      18,026         (9,439)
         Prepaids and other.......................      (3,470)        54,989
      Increase (decrease) in:
         Accounts payable.........................    (308,208)      (711,251)
         Salaries payable.........................      22,157         21,777
                                                     ---------      ---------
            Net cash used in operating activities.    (143,568)    (1,179,778)

Cash flows from investing activities:
   Proceeds from sale of marketable securities....          --        196,700
   Purchase of marketable securities .............          --     (2,020,000)
   Additions to oil and gas properties............  (1,083,282)    (1,415,433)
   Purchase of other property.....................     (68,019)       (19,960)
   Proceeds from the sale of other property.......       2,050             --
                                                      ---------     ----------
         Net cash (used in) provided by
            investing activities..................   (1,149,251)   (3,258,693)

Cash flows from financing activities:
   Proceeds from sale of stock, net...............          --      4,203,508
   Proceeds from exercise of warrants and options.          --      1,080,349
   Receipt of note receivable for stock...........       2,323          3,600
   Payment of long-term debt......................    (354,078)      (403,105)
                                                     ----------    ----------
            Net cash provided by financing
              activities..........................    (351,755)     4,884,352
                                                     ----------     ---------

Increase (decrease) in cash and
      cash equivalents............................  (1,644,574)       445,881
Cash and cash equivalents, beginning of year......   2,325,079         30,490
                                                     ---------      ---------
Cash and cash equivalents, end of period..........   $ 680,505      $ 476,371
                                                     =========      =========

Supplemental disclosures of cash flow information:
   Cash paid for interest.........................   $  57,086      $  42,766
                                                     =========      =========
   Non-cash investing and financing activities....   $  34,588      $  76,890
                                                     =========      =========

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    OIL AND GAS PROPERTIES:

      With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing program is coordinated with prospect generation and explorations results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold costs. The Company currently has approximately 176,000 gross acres under lease.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

      During the first nine months of 1997, the Company issued 44,750 shares of Common Stock to an unaffiliated individual for his fees in placing $4,475,000 of the 1996 preferred stock offerings; 1,500 shares of Common Stock to an unaffiliated company for services associated with a market research report; and 6,040 shares of Common Stock to two land lessors (3,020 shares each), together with cash, as consideration for two oil and gas leases and surface access for shooting 3D seismic.

      During the first nine months of 1997, the Company's 1996 and 1996-4 Preferred Stock were convertible into Common Stock pursuant to a formula that provided a minimum discount of 10% to 25% of the market price of the Common Stock. In substance, such discount represents a dividend to the preferred holders. This dividend was recognized in the Company's statements of operations over the period from the issuance date to the earliest date when each series of Preferred Stock became convertible. During the first nine months of 1997, the Company recognized imputed dividends of $215,611 as 100% of the 1996-4 Preferred Stock became convertible into Common Stock at a rate of 15% on March 20, 1997, and 15% each; month thereafter. During the first nine months of 1997, all 255 outstanding shares of the 1996-4 Preferred Stock, as detailed below, and the last 12.5 outstanding shares of the 1996 Preferred Stock were converted into 6,771 shares of Common Stock.

      During the second quarter of 1997, holders of 57 shares of the 1996-4 Preferred Stock converted such stock into 206,273 shares of the Company's Common Stock and the Company issued 9,570 shares of Common Stock, which represented $26,855 as dividends on such converted 1996-4 Preferred Stock. During the third quarter of 1997, holders of 198 shares of the 1996-4 Preferred Stock converted such stock into 895,509 shares of the Company's Common Stock and the Company issued 60,802 shares of Common Stock, which represented $137,174 as dividends on such converted 1996-4 Preferred Stock.

3.    NOTE PAYABLE:

      During the first nine months of 1997, the Company made payments totaling $350,000 for repayment of its line of credit (credit agreement) at Colorado National Bank (CNB), Denver, Colorado. In November, 1996, the Company established the line of credit for a total of $10,000,000, with the commitment amount (the maximum amount that can be outstanding at any one time) determined twice yearly by the bank based on its analysis of the Company's cash flows and proved producing reserves. CNB's initial commitment amount was for $2,000,000, of which $1,000,000 was borrowed in 1996. Based on such outstanding loan amount, the Company is required to make principal reduction payments of $100,000 per quarter, commencing July 1, 1999, through December 31, 1999, $75,000 per quarter, commencing January 1, 2000, through December 31, 2000, and $50,000 per quarter thereafter until maturity. The Company has been repaying principal in excess of the required payment amount so that as of September 30, 1997, the outstanding principal balance was $650,000. Requirements may vary depending on whether additional amounts are drawn on the credit facility. This credit agreement is secured by the Company's oil producing properties.

4.    RELATED PARTY TRANSACTIONS:

      The Company owed $307,880 in salaries and interest to a current officer and director, and a former officer and director at September 30, 1997. The Company also had outstanding loans from the same individuals in the amount of $282,110 as of such date.

      During 1994, Grant Steele, N. Thomas Steele, and Kenneth L. Ransom each delivered a promissory note in the principal amount of $300,000 and Bruce C. Decker and Dennis J. Gustafson each delivered a promissory note in the principal amount of $56,250 to exercise outstanding options. The terms of the promissory notes required installment payments in September 1995, 1996, and 1997. Prior to the second installment payment due September 1996, Grant Steele, N. Thomas Steele, Kenneth L. Ransom, and Bruce C. Decker entered into employment agreements with the Company which provided for the deferral of the second and third installments due under each promissory note delivered by such individuals in September 1994 for one year to September 1997 and September 1998. The payment due September 1997 was deferred 90 days in view of issues then being raised in ongoing discussions for third party financing (See Note 6. Subsequent Events, below).

Effective September 2, 1997, the Company entered into new employment agreements with its executive officers in order to provide to a prospective lender assurances that key management personnel would have a strong incentive to remain in their positions during the term of the loan. N. Thomas Steele and Bruce C. Decker are employed at salaries of $125,000 and $119,000, respectively, and were issued 50,000 shares of Common Stock each, 25,000 shares of which are returnable to the Company by such employee if he is not employed on the first anniversary date of the agreement. In addition, the Company granted to each of such employees 10-year options to purchase 200,000 shares each at $2.50 per share, 50,000 of which became exercisable immediately and 50,000 of which become exercisable on each of the next succeeding three anniversary dates of the agreement. The agreement with Grant Steele provides a monthly salary of $6,000, $1,500 of which will be paid and $4,500 of which will accrue and will be paid only for the purpose of paying the cash purchase price of shares on the exercise of options. In addition, the Company agreed to issue to Dr. Steele 50,000 shares, 25,000 shares of which are to be returned by him if he is not employed by the Company on the first anniversary date of the agreement. Finally, the agreement with Fred Merian provides for an annual salary of $90,000, commencing January 1, 1998, contingent on closing a proposed funding transaction, and grants him 25,000 shares, 12,500 of which are returnable by him if he is not an employee on the anniversary date of the agreement. The Company has also granted to Mr. Merian 10-year options to purchase 100,000 shares, 25,000 of which became exercisable on the date of the agreement, and 25,000 of which become exercisable on each of the next three successive anniversary dates of the agreement. In each instance, the Company has agreed to pay the employee a cash bonus equal to the estimated tax liability resulting from the stock award.

5.    INCOME TAXES:

      The Company has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1996, the Company has unused net operating loss carry-forwards of approximately $28,500,000. This carryforward expires in varying amounts from 1999 to 2011.


6.    SUBSEQUENT EVENTS--RELATED PARTY TRANSACTIONS

     The September 1997 principal and interest installment due on officer and director notes delivered in September 1994 as payment for option exercises was extended 90 days, due to issues raised by potential third party sources of financing respecting the lack of management's adequate equity stake in the Company. Subsequent to September 30, 1997, each of N. Thomas Steele and Kenneth Ransom satisfied their obligation to pay $239,000, and Grant Steele satisfied his obligation to pay $213,000, in principal and accrued interest on such notes by the delivery of 41,692 shares of Common Stock at a value of $4.75 per share, the approximate market price of such Common Stock on the date of delivery, and canceling options to purchase 66,667 shares at $6.375. Similarly, Bruce C. Decker satisfied an obligation for $43,600 in principal and interest due on a note for the purchase of stock on the exercise of options by delivering 5,158 shares of Common Stock and options to purchase 8,333 shares at $6.375. In connection with these transactions, the Company agreed to pay to each of Messrs.
T. Steele, G. Steele, and Ransom a cash bonus of $20,000 and to Mr. Decker $9,200 to fund the related tax obligation.

     After September 30, 1997, the Company extended for five years the expiration date of options with a current expiration date of December 1997 or May 1998 as follows: N. Thomas Steele, options to purchase 62,889 shares at $4.50 and 11,111 shares at $3.93; Grant Steele, options to purchase 33,333 shares at $4.50; and Kenneth Ransom, options to purchase 21,778 shares at $4.50 and 11,556 shares at $3.93.

     Subsequent to September 30, 1997, the Company agreed with Bruce Decker, an officer and director, to offset $157,000 for accrued but unpaid salary against $135,000 in principal and interest payable by him under a note for the purchase price of Common Stock on the exercise of options and to pay Mr. Decker a cash bonus of $80,200 as reimbursement for his estimated income tax obligation respecting the transaction.

     Effective October 23, 1997, Kenneth L. Ransom assumed the position of senior geological advisor through December 31, 1998, at an annual salary of $90,000 and resigned as an officer and director.



------------------------------------------------------------------------------

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

OVERVIEW

      Foreland Corporation was organized in June 1985 to advance an exploration project in the Great Basin and Range geologic province in Nevada that had been initiated by Gulf Oil Corporation. To date, the Company has funded its exploration program principally from the sale of its equity securities. The Company's exploration efforts also benefit from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.

      Between 1993 and 1995, the Company acquired certain leases and properties in the Eagle Springs field in Nevada and thereafter returned certain of the existing wells to production and continued an ongoing development drilling program. These efforts were funded in part between August 1994 and November 1996, by an industry partner which then held a 40% working interest in the field. In November 1996, the Company utilized proceeds from the sale of securities and its newly established bank credit facility to purchase the industry partner's 40% working interest in the Eagle Springs field for $2.4 million, effective August 1, 1996. The Eagle Springs field has been the Company's principal producing property since 1994. During 1996, the Company's production and reserves increased substantially as a result of its discovery of the Ghost Ranch field, in which it holds a 60% working interest.

      This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 1996, and the quarterly reports on Form 10-Q for the three months ended March 31, 1997, and the six months ended June 30, 1997.

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company undertakes no obligation or responsibility to update these forward-looking statements to reflect events or circumstances after the date hereof or the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first nine months of 1997 used cash of $143,600 when the Company reported a net loss of $978,500, due in part to non-cash charges against the Company's revenues, including $548,600 in depreciation, depletion, and amortization and $42,500 in compensation charges resulting from the grant of below market options. Changes in operating assets and liabilities also contributed a net amount of $272,700 in cash. Operating activities used approximately $1,036,200 less cash as a result of a reduction in operating losses of $448,000 and changes in current assets and liabilities of $452,500, when compared to the corresponding period in 1996.

     During the first nine months of 1997, investing activities used net cash of $1,149,300, consisting of $1,083,300 used for additions to oil and gas properties and $68,000 used for the purchase of other property. The cash required for investing activities was provided from existing cash. During the corresponding period in 1996, investing activities used net cash of $3,258,700, consisting of cash used for additions to oil and gas properties of $1,415,400, the purchase of other property of $20,000 and the purchase of short-term marketable securities in the net amount of $1,823,300.

     Financing activities used $351,800 during the first nine months of 1997 for repayment of long-term debt of $354,100 offset by the receipt of $2,300 on a note receivable. During the corresponding period in 1996, the Company received $5,283,900 in cash from the sale of equity securities and used $403,100 for repayment of long-term debt.

     The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Based on October 1997 production levels and prices, and the Company's current operating capital, the Company estimates that it is able to meet cash requirements for fixed and recurring operating costs, excluding any unusual expenditures. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would require funds from external sources for operating deficiencies. Any improved operating margins resulting from increased production and reduced operating expenses or price increases would benefit the Company. Subject to the availability of required funding, the Company intends to implement an enhanced oil recovery program in the Eagle Springs field at a cost of approximately $2.5 to $3.5 million during the next two years. The Company is now seeking to complete third-party financing for this program as well as for repayment of the outstanding balance on its credit facility, possible acquisition of oil and gas producing properties, expanded exploration, and other purposes. There can be no assurance that such additional funding can be obtained on terms acceptable or favorable to the Company. Similarly, there can be no assurance that development of the Company's Eagle Springs and Ghost Ranch fields will result in material additional production or that the Company will be able to obtain funds from other sources, in which case the Company would be required to implement cost-cutting measures and curtail drilling and most other exploration activity in order to continue.

     As of September 30, 1997, the Company had a working capital of $419,800, as compared to working capital of $1,463,600 for the same period in 1996.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1997 and 1996

     For the third quarter ended September 30, 1997, revenue from oil sales decreased 8.9% to $484,600 as compared to $532,000 in the same period in 1996, attributable principally to decreased oil prices. Although there was a 153.8% increase in the number of barrels of oil sold by the Company in the third quarter of 1997, as compared to the third quarter of 1996, resulting in large part from the purchase of Plains Petroleum's interest in the Eagle Springs field, this increase was offset by a 28.4% decrease in the prices received for these sales. Operator, well service and other income for the third quarter of 1997 was approximately equal to the same items during the corresponding period in 1996.

     The Company's production expenses for the third quarter of 1997 increased $110,000, or 78.7%, to $249,800. Eagle Springs field production expenses would have decreased had it not been for the purchase of Plains Petroleum's 40% working interest, which added $52,200 to the Company's production expenses for the field, aggregating an increase of $29,700 in Eagle Springs production expenses compared to the same period in 1996. The Ghost Ranch field and the Company's remaining properties contributed $71,200 and $9,000, respectively, in increased production expenses during the third quarter of 1997 when compared to the same period in 1996.

     Oil and gas exploration expenses increased $83,400, or 42.9%, to $278,100 for the third quarter of 1997 when compared to the same period in 1996. This is primarily due to increased personnel cost of approximately $46,900 and increased lease rental cost of $35,800. Dry hole, abandonment, and impairment cost were $2,400, primarily due to late arriving invoices received in the third quarter of 1997 but associated with surface restoration at the Hay Ranch 1-17 well in the second quarter.

     General and administrative expenses increased $50,900 to $170,200 for the third quarter of 1997, when compared to the same period in 1996. The primary contributor was increased personnel cost of $56,300. Shareholder and investor services decreased $20,200 due to a decrease in financial public relations and information dissemination within the investment community. Depreciation, depletion, and amortization increased for the three-month period ended September 30, 1997, by $2,200 to $187,400 primarily as a result of increased production.

     Interest income decreased $19,500 to $27,300 for the third quarter of 1997, when compared to the same period in 1996, primarily as a result of less cash being invested in short-term liquid assets. Interest expense increased $43,000 to $54,200 primarily due to interest on the line of credit at Colorado National Bank.

     During the quarter ended September 30, 1997, the Company, in its earnings per shares calculations of the consolidated statement of operations, declared a preferred stock dividend of $137,200, of which $78,900 had previously been accrued, on preferred stock shares that were converted to Common Stock, and had an imputed preferred stock dividend of $16,800 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. (See
Note 2 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The dividend amounts are for earnings per share calculations, and the imputed stock dividends are not recorded in the Company's financial statements.

     Nine Months Ended September 30, 1997 and 1996

     For the nine months ended September 30, 1997, oil sales increased 48.9% to $1,781,400 as compared to $1,196,700 in the same period in 1996, attributable to increased sales from the Ghost Ranch field (approximately $503,200) and Eagle Springs field (approximately $104,700), while sales from the Company's remaining properties decreased approximately $23,300. This increase in the nine month period ended September 30, 1997, was the result of an 83.1% increase in barrels sold, offset by a 14.8% decrease in price as compared to the same nine-month period in 1996. Well service and well operator income increased $5,200 for the first three quarters of 1997, when compared to the same period in 1996, primarily due to an increase of $38,600 in well service revenue due to increased water disposal fees offset by a decrease of $33,500 in operator income.

     The Company's production expenses for the first three quarters of 1997 increased $379,000, or 102.5%, to $748,600. The Eagle Springs field production expenses were increased by $205,500 related to the 40% interest purchased from Plains Petroleum. This increase was offset by certain decreases that resulted in net production expense increases attributable to the Eagle Springs field of $176,300. Additionally the Ghost Ranch field contributed $138,600 in increased production expenses, and production expenses related to the Company's remaining properties increased $63,800 when compared to the same period in 1996, primarily due to $27,900 in cost associated with the plugging of the Tomera Ranch 33-1 well.

     Oil and gas exploration expenses increased $178,000, or 34.4%, to $695,700 for the first three quarters of 1997 when compared to the same period in 1996. This is primarily due to increased personnel cost of approximately $140,900, increased lease rental cost of $64,100, increased vehicle cost of $24,000, and decreased geological and geophysical cost of $71,700 attributable to a $75,000 payment received from Hugoton/Maxwell as a result of its election not to complete a 3D seismic study. Dry hole, abandonment, and impairment cost were $11,700, primarily due to late arriving invoices received in the first three quarters of 1997 but associated with the Pine 1-7, Ghost Ranch 58-35, and Hay Ranch 1-17 wells, which were plugged in a prior year. This is a decrease of $432,100 when compared to the same period in 1996. The majority of the first nine months' 1996 cost was associated with the impairment of the undepleted book value of the North Willow 6-27 well as required by the Financial Accounting Standards Board in its statement titled "Accounting for Long-lived Assets" discussed below.

     General and administrative expenses increased $211,800 to $579,600 for the nine-month period ended September 30, 1997, when compared to the same period in 1996. The primary contributors are increases in professional fees of $49,000 associated with the audit, accounting and legal fees, which increased primarily as a result of cost associated with the acquisition of the purchase of Plains Petroleum's 40% interest in the Eagle Springs field and additional reporting requirements of FAS 123 and increases of $144,300 in personnel cost and $7,800 in travel cost. Shareholder and investor services decreased $199,000 due to a decrease in financial public relations and information dissemination within the
investment community.    Depreciation, depletion, and amortization decreased
$26,100 for the nine-month period ended September 30, 1997, when compared to the same period in 1996.

     Interest income decreased $2,300 to $99,900 for the first three quarters 1997, when compared to the same period in 1996, primarily as a result of less cash being available to be invested in short-term liquid assets. Interest expense decreased $18,600 to $115,100 primarily due to reduced interest on salaries payable, and interest charges on vendor invoices.

     During the nine months ended September 30, 1997, the Company, in its earnings per shares calculations of the consolidated statement of operations, declared and accrued a preferred stock dividend of $164,000 on preferred stock shares that were converted to Common Stock and had an imputed stock dividend of $215,600 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. (See Note 2 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The dividend amounts are for earnings per share calculations, and the imputed stock dividends are not recorded in the Company's financial statements.

     Accounting Treatment of Certain Capitalized Costs

     The Company follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interest in oil and gas properties and to drill and equip exploratory and development wells that find proved reserved are capitalized. Cost to drill wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

     Included in oil and gas properties on the Company's balance sheets are costs of wells in progress. Such costs are capitalized until a decision is made to plug and abandon or, if the well is still being evaluated, until one year after reaching total depth, at which time such costs are charged to expense, even though the well may subsequently be placed into production.

     During 1996 the Company was required to adopt a new accounting policy that requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicated the carrying value of long-lived assets may not be recoverable. When the assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. As a result of the foregoing policies, the Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

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

     Operating Costs

     Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs are spread among additional wells, lowering the impact of such costs on each well and per barrel produced. Because of the foregoing, the Company expects that production costs per barrel will continue to be higher than industry standards, unless and until the amount of production increases sufficiently to obtain economies of scale and dilute the impact of high fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and other factors.


                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

                         ITEM 2.  CHANGES IN SECURITIES
-------------------------------------------------------------------------------

      At the annual meeting of stockholders held August 12, 1997, the stockholders approved amendments to the articles of incorporation to adopt certain modernizing changes to remove provisions no longer required, permitted, or customary in articles of incorporation and to limit the personal liability of the directors in certain circumstances.

      On May 12, 1997, the board of directors adopted a Rights Agreement under which preferred stock purchase rights were distributed, as a dividend, to common stockholders of record as of July 1, 1997, at a rate of one right for each shares of the Company's Common Stock held on such record date. For a complete description of the Rights Agreement, see the Company's current report on Form 8-K dated May 12, 1997.

     During the third quarter of 1997, all 12.5 outstanding shares of 1996 Preferred Stock were converted into 6,202 shares of Common Stock; the Company issued 711 shares of Common Stock as dividends on such converted 1996 Preferred Stock; holders of 198 shares of 1996-4 Preferred Stock converted such stock into 895,509 shares of Common Stock; and the Company issued 660,802 shares of Common Stock as dividends on such converted 1996-Preferred Stock.

     Pursuant to employment agreements with executive officers entered into effective September 2, 1997, the Company issued to each of N. Thomas Steele and Bruce C. Decker 50,000 shares of Common Stock, 25,000 shares of which are returnable to the Company by such employee if he is not employed on the first anniversary date of the agreement. In addition, pursuant to the employment agreements, the Company granted to each of N. Thomas Steele and Bruce C. Decker 10-year options to purchase 200,000 shares each at $2.50 per share, 50,000 of which became exercisable immediately and 50,000 of which become exercisable on each of the next succeeding three anniversary dates of the agreement. Pursuant to his employment agreement, the Company issued Grant Steele 50,000 shares, 25,000 shares of which are to be returned by him if he is not employed by the Company on the first anniversary date of the agreement. Pursuant to an employment agreement commencing January 1, 1998, the Company issued Fred Merian 25,000 shares, 12,500 of which are returnable by him if he is not an employee on the anniversary date of the agreement. The Company has also granted to Mr. Merian 10-year options to purchase 100,000 shares, 25,000 of which became exercisable on the date of the agreement, and 25,000 of which become exercisable on each of the next three successive anniversary dates of the agreement.


-------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------


     On August 12, 1997, at the annual meeting of the Company's shareholders, the shareholders voted on the following matters submitted to them for consideration:

(1) Elected N. Thomas Steele, Bruce C. Decker, Grant Steele, and Kenneth L. Ransom as directors of the Company as follows:

     N. Thomas Steele    For: 5,436,572
     Bruce C. Decker     For: 5,447,395
     Grant Steele        For: 5,445,218
     Kenneth L. Ransom   For: 5,447,438

(2)  Approved the Company's 1997 Stock Option and Award Plan as follows:

        For  2,732,853    Against    741,739    Abstain    124,707

(2)  Approved the grant of options to directors as follows:

        For  2,631,796    Against    830,519    Abstain    136,818

(2)  Considered amendments of the Company's Articles of Incorporation to:

     (a)Make general modernizing changes;
        For  5,005,119    Against    481,167    Abstain    121,044

     (b)Classify the board of directors into three classes, with each class serving staggered three-year terms;
        For  2,849,529    Against    604,436    Abstain    144,334

     (c)Change the Company's authorized capitalization to include 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock;
        For  2,772,901    Against    696,912    Abstain    129,486

     (d)Eliminate the personal liability of directors in certain circumstances;
        For  4,933,016    Against    540,297    Abstain
                                                           133,747
     (e)Cause the Company to specifically opt out of certain anti-takeover statutes in Nevada;
        For  3,005,663    Against    465,522    Abstain
                                                           128,114
     (f)Provide that a special meeting of the shareholders may be called only by the Board of Directors;
        For  2,653,244    Against    771,218    Abstain    186,137

     (g)Require advance notice of nominees for election to the Board of
        Directors;
        For  2,994,110    Against    474,135    Abstain    131,054

     (h)Grant cumulative voting on the election of Directors if a person or group of related persons owning in excess of 30% of the Company's voting stock opposes management of the Company in a separate proxy solicitation or in an election contest;
        For  2,855,812    Against    567,395    Abstain    176,092

     (i)Require advance notice regarding business to be conducted at shareholders' meetings;
        For  2,974,405    Against    508,050    Abstain    116,844

     (j)Deny action by the written consent of the holders of a majority of the voting shares;
        For  2,771,443    Against    675,231    Abstain    152,625

     (k)Prohibit the Company from paying a premium upon the redemption of stock in excess of the fair market value of such stock from a stockholder that has acquired 10% or more of the Company's Common Stock;
        For  3,100,678    Against    366,652    Abstain    131,969

     (l)Require an affirmative vote of shareholders holding at least two-thirds of the Company's voting stock to approve a business combination with a person or group of related persons owning in excess of 10% of the Company's voting stock, unless such business combination requires the payment of a fair price for the Company's stock;
        For  2,943,406    Against    524,662    Abstain    131,231

     Of the foregoing amendments considered by the shareholders, only (a) and
(d) were approved.


------------------------------------------------------------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------------------------------------------

(a)  EXHIBITS

     The following exhibits are included as part of this report:

           SEC
EXHIBIT REFERENCE
 NUMBER   NUMBER              TITLE OF DOCUMENT                LOCATION
------- ---------  -------------------------------          ---------------
Item 3             Articles of Incorporation

3.01        3       Articles of Restatement of the Articles   Incorporated by
                     of Incorporation                         Reference(1)

Item 27           Financial Data Schedule

27.01       27     Financial Data Schedule                    This Filing

     (1) Incorporated by reference from the Company's registration statement on Form S-3, SEC File No. 333-37793.

(b)       Reports on Form 8-K.

      During the quarter ended on September 30, 1997 the Company filed the following reports on form 8-K.

        DATE EVENT REPORTED                     ITEM REPORTED
      ---------------------            ---------------------------------------
      September 3, 1997                Item 5.   Other Events

      October 21, 1997                 Item 5.    Other Events



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


                                       FORELAND CORPORATION




Dated:  November 14, 1997              By:     /s/ N. Thomas Steele
                                               President

Dated:  November 14, 1997              By:      /s/ Don W. Treece
                                               Controller  (Chief
                                               Financial  Officer)