Form 10-K
period 1997-12-31
FORELAND CORP
filed 1998-04-06
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

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

                         Common Stock, Par Value $0.001
                        Preferred Stock Purchase Rights
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[x]                 No[ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      The aggregate market value of the registrant's voting stock held by nonaffiliates computed at the average closing bid and asked prices in the over-the-counter market as quoted on the National Association of Securities Dealers National Quotation system ("NASDAQ") on March 27, 1998, was approximately $37,475,000.

      As of March 27, 1998, the Company had outstanding 8,481,036 shares of its common stock, par value $0.001.

      Documents Incorporated by Reference. List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: The Company's definitive proxy statement related to the 1998 annual meeting of stockholders is incorporated herein by reference in response to Part III of this annual report.

                                    PREFACE


                 Caution Respecting Forward-Looking Information

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein. Neither the Company nor any other person undertakes any obligation to revise these forward-looking statements to reflect events or circumstances hereof or to reflect the occurrence of unanticipated events

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report.


                                    PART I.



                               ITEM 1.  BUSINESS




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

      Since acquiring the Eagle Springs field, the Company has reworked and returned to production eleven acquired wells, drilled a new water injection well, drilled and placed into production eight additional wells, replaced and improved surface equipment to handle increased production and to lower long-term operating costs, and conducted a 3-D seismic evaluation program. Much of this development work was conducted under an agreement with an industry partner, Barrett Resources Corporation (successor-in-interest to Plains Petroleum Operating Company) ("Barrett"). Effective August 1, 1996, the Company acquired all of Barrett's interest in the Eagle Springs field. In June 1997, the Company acquired leases to 3,200 acres in and adjacent to the southern and western portions of the Eagle Springs field. In November 1997, the Company initiated an enhanced oil recovery ("EOR") pilot program in the Eagle Springs field using high-pressure air injection. During 1998, the Company intends to continue this program and drill new wells in the Eagle Springs field to place into production undeveloped reserves and to test horizons that are productive in existing wells.

      During 1996, the Company discovered the Ghost Ranch field on the Eagle Springs leases approximately one-half mile south of the Eagle Springs field in a different formation and geological structure. The discovery of the Ghost Ranch field confirmed that 3-D seismic is a successful tool in the exploration for oil in Nevada. The first Ghost Ranch discovery well was completed in late July 1996 and resulted in significant production and increases in the Company's oil reserves. The Company plugged a second Ghost Ranch well in November 1996, after determining it was not economic to produce. During 1997, the Company completed two additional Ghost Ranch wells for production. The drilling in the Ghost Ranch field was conducted by the Company as operator, with Barrett holding a 40% working interest pursuant to the agreement discussed above. In January 1998, effective December 31, 1997, the Company acquired all of Barrett's interest in the Ghost Ranch field.

      In connection with the implementation of the EOR program in Eagle Springs, the Company has initiated steps to identify and acquire interests in properties within the Rocky Mountain region that meet the necessary parameters for implementation of high-pressure air injection enhance recovery.

      The Company continues to increase and improve its geological and geophysical expertise respecting the Great Basin of Nevada through its own efforts and by obtaining data from third parties as part of joint exploration, property acquisition, or data sharing arrangements and from drilling and other field work in which the Company participates. In addition, all information is continually reanalyzed as additional drilling data is gathered and as new computer modeling and other analytical tools become available to the industry. This has enabled the Company to increase substantially its understanding of the geology, location, potential, and other characteristics of exploration prospects in Nevada. The Company has benefited from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry. Through 1996, the Company funded its exploration program principally from the sale of its equity securities. In November 1996, the Company established a bank credit facility to provide debt financing for certain proposed activities. In early 1998, the Company completed a $16.9 million debt financing with Energy Income Fund, L.P. ("Energy Income Fund"). Funds available through this arrangement will be used to implement the EOR program and development drilling in the Eagle Springs field, 3-D seismic acquisition, the drilling of 3-D defined exploration targets, the acquisition of producing properties and retirement of existing debt.

      On December 31, 1997, the Company entered into an option to purchase a refinery and related oil trucking facilities. The exercise of this option would enable the Company to integrate its oil production with downstream asphalt manufacturing and marketing to stabilize the price the Company receives for its crude oil and achieve increased revenue through the sale of finished products from the Company's and other's crude oil.

Nevada Exploration

      During the early 1980s, the Great Basin emerged as a possible new frontier area for oil exploration. Conventional wisdom in the oil industry at the time held that certain geological indicators pointed to north and central Nevada as a possible repository of large (by continental United States standards) petroleum deposits. Between 1980 and 1983, Gulf Oil Corporation ("Gulf") conducted a detailed study of the hydrocarbon potential of north and central Nevada and other frontier exploration areas. The study, conducted by Gulf personnel and by outside consultants, generated a mass of raw data pertaining to the age and depositional history of potential oil-bearing formations. In 1983, Gulf was acquired by Chevron USA, Inc. ("Chevron"). In connection with that acquisition, a number of Gulf's exploration projects were delayed, including the study of Nevada, and a number of Gulf's employees voluntarily retired. One such retiree was Dr. Grant Steele, who had been manager of geology for Gulf's central exploration group and oversaw, coordinated, controlled, and managed Gulf's study of the Great Basin of Nevada.

      Personal and professional interest in the potential of the Great Basin of Nevada continued after his early retirement from Gulf in 1983. In 1985, Dr. Steele organized the Company. Following its organization, the Company acquired rights to Gulf's data base, conducted additional geological survey work, acquired oil and gas lease holdings in north and central Nevada, and began detailed exploration of the area.


Business Strategy

      The Company has assembled a management and technical team of persons with specialized technical training and experience concentrated on Nevada oil exploration. In all, the Company's technical team has over 80 years of combined Nevada oil exploration experience, much of it with major oil companies. The Company believes that the working experience of its executives and employees in Nevada is a significant factor in the Company's exploration progress to date and in its ability to act as operator under exploration arrangements with other exploration firms such as Enserch Exploration, Inc. ("Enserch"), Berry Petroleum Company ("Berry"), Parker and Parsley Petroleum Company (successor-in-interest to Santa Fe Energy Resources, Inc.) ("P&P"), and Barrett. The Company's management and technical team employs the following strategies in guiding the Company's Nevada exploration:

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

  . Increase revenues in the Eagle Springs field through development and EOR techniques.

  . Continually generate drilling prospects for long-term exploration of the Great Basin.

  . Stabilize prices received for oil produced and reduce dependence on a shrinking number of crude oil purchasers by establishing selected downstream processing and marketing to increase revenue through the sale of finished products.

      Science

      The Company seeks to utilize the most advanced available scientific tools and techniques to evaluate the risk and exploration potential of specific prospects. The Company's oil exploration model for the Great Basin of Nevada continually evolves from a large data base collected, originally by Gulf and, since 1985, by the Company. As a result of the Company's own work as well as information sharing arrangements with others, the Company now has access to over 1,400 line miles of 2-D seismic data, much of it reprocessed with new analytical computer programs, newly acquired high resolution 3-D seismic surveys, and gravity data gathered by the Company as well as by Exxon, P&P, Mobil, Chevron, Enserch, and Berry. Data from 3-D seismic, gravity, reprocessed seismic surveys, and subsurface data from drilling are integrated as a guide to further exploration. The Company believes that it benefits from the experience of the Company's personnel in Nevada oil exploration and operations, which enhances the Company's ability for exploration success and to interest industry partners in joint ventures.

      The Company also seeks to utilize the most advanced technology to improve and enhance recovery from its drilling activities. In 1997, the Company implemented an EOR program in the Eagle Springs field using high-pressure air injection techniques. Management believes that the early results of this program are very encouraging and could significantly increase the Company's oil reserves and resulting cash flows. In connection with the advancement of such recovery techniques, in January 1998, the Company formed the Foreland EOR Group, headed by the Company's senior engineer, in alliance with Mr. Alexander Erickson, an industry expert on high-pressure air injection EOR programs, to identify and acquire interests in properties within the Rocky Mountain region that the Company believes would benefit from the implementation of EOR programs to increase revenues and reserves. The Company will continue to evaluate other properties that warrant enhanced oil recovery.

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

      Joint Exploration

      The Company regularly considers joint exploration arrangements with other oil exploration firms active or interested in Nevada. Joint exploration arrangements are sought with firms that have significant lease positions in the prospect area and that will bear a portion of the costs of specified further exploration. The Company also utilizes joint exploration arrangements to spread the risks of specific exploration, attempting to retain a larger interest by bearing an equal ratio of the related costs in those prospect areas in which management believes that the risks and reserve potential warrant such action.
In situations in which management perceives a higher degree of risk or a smaller potential for the prospect, it seeks to retain a smaller interest and bear a smaller share of related costs. Industry interest in oil exploration in Nevada fluctuates significantly, and there can be no assurance that the Company can continue to identify oil exploration firms to undertake joint exploration of Nevada prospects. With the acquisition of Barrett's 40% interest in the Eagle Springs field and Ghost Ranch field, the Company assumed the cost and associated risk of 100% of operations in both fields. Management believes these acquisitions are consistent with its policies, given the established reserves of both fields, and will allow the Company to operate each field as the Company deems warranted.

      Drilling Near Existing Production

      Further development drilling is required to delineate the extent of productive horizons in individual fields. In the Eagle Springs and Ghost Ranch fields, the Company's geophysical and geological evaluation is ongoing to identify additional drilling locations. In both fields, the Company has surface facilities capable of handling additional production. The Company also intends to drill 3-D defined exploration wells in areas of existing production,
primarily in the Pine and Railroad Valleys.   These prospects involve somewhat
lower risk than exploration testing in areas with relatively less drilling history or no exploration success to date.

      Long-Term Exploration

      Management anticipates that it will take several years to explore fully the target areas that have been identified by the Company in the Great Basin of Nevada, as is the case in many frontier areas of exploration. In such a long term exploration effort, the results of early exploration serve as a guide for identifying new prospects so it is important, in management's view, to continually identify new prospect concepts and areas for possible future exploration while advancing existing prospects to the drilling stage.

      Between 1993 and 1996, the Company focused its activities on drilling in the Eagle Springs to exploit proved undeveloped reserves and to drill additional exploratory prospects in the Pine and Railroad Valleys and Toano Draw of Nevada. In 1996, the Company's exploration effort led to the discovery of the Ghost Ranch field, which confirmed the effectiveness of 3-D seismic by the Company in successfully identifying exploration prospects in Nevada. During 1997, the Company completed two wells for production in the Ghost Ranch field and initiated its EOR program on the Eagle Springs field. Additionally, during 1997, the Company acquired additional acreage contiguous to the Eagle Springs and Ghost Ranch fields that warrant additional exploration. Through 1998, the Company will continue its exploration and development activities in this area. In addition, the Company will continue its acquisition of 3-D seismic data and reanalysis of existing 2D seismic data. The Company will also continue its evaluation of data to identify additional exploration targets, expand its leaseholdings where warranted, and may seek additional exploration arrangements with other industry participants.


Ghost Ranch Field

      Based on results of its Eagle Springs 3-D seismic program, in 1996 the Company identified the Ghost Ranch prospect located just south of the Eagle Springs field. The Ghost Ranch no. 48-35 discovery well was Nevada's first 3-D defined exploration success and resulted significant production and increases to the Company's oil reserves. The Ghost Ranch no. 58-35 exploratory well, the second well drilled in the Ghost Ranch area, was intended to test a different horizon than the discovery well but was plugged by the Company because the water cut was too high to produce the well economically. In 1997, the Company completed the Ghost Ranch no. 38-35 and 47-35 well for production. The wells in the Ghost Ranch field are now producing at a rate of approximately 250 barrels of oil per day. The Company believes that discovery of the Ghost Ranch field confirms the effectiveness of 3-D seismic as a valuable exploration tool in Nevada.

      The drilling activities in the Ghost Ranch field were conducted jointly with Barrett, which held a 40% working interest in the field. In January 1998, effective December 31, 1997, the Company acquired Barrett's 40% interest in the Ghost Ranch field for $476,000, utilizing funds drawn under the Company's recently established debt financing with Energy Income Fund. As a result of the acquisition of Barrett's interest, the Company began to receive 100% of the revenue and assume 100% of the cost and associated risk of operations in the Ghost Ranch field. No additional development is currently indicated for the Ghost Ranch field.

      During 1997 production from one Ghost Ranch well was adversely affected by water handling problems that have now been addressed.

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

      Since acquisition of the Eagle Springs properties, the Company has returned eleven acquired wells to production, drilled a water injection well, drilled and placed into production eight additional wells, replaced and improved surface equipment to handle increased production and to lower long term operating costs, and acquired a seven square mile 3-D seismic program in the area. Much of this work in the Eagle Springs field was completed with Barrett pursuant to a 1994 agreement under which Barrett provided $1,920,000 in specified well costs to earn a 40% interest in the Company's Eagle Springs producing properties. In November 1996, the Company acquired Barrett's 40% interest in the Eagle Springs field, effective August 1, 1996, for $2.4 million. Pursuant to the 1994 agreement, Barrett continued to have a Ghost Ranch field interest until it was acquired effective December 31, 1997, by the Company. As a result of the acquisition of Barrett's interest in November 1996, effective August 1, 1996, the Company assumed 100% of the cost and associated risk of operations in the Eagle Springs field.

      Additional development work was delayed in the Eagle Springs field during the first half of 1997 while the Company pursued leases on adjacent acreage. Following the acquisition of the additional acreage in June, in September 1997, the Company initiated an air injection EOR pilot program as a low-risk method to add significant reserves, increase production, and enhance cash flow at a low cost to the Company. This required a temporary interruption of production from some wells as the program was implemented. The pilot program was completed in January 1998 utilizing funds drawn under the Company's recently established debt financing with Energy Income Fund. Early results from the pilot test phase have demonstrated the occurrence of spontaneous ignition, oxygen consumption, and beginning reservoir repressurization in affected areas, leading to the expectation that increased production will result. The Company is now reviewing the impact of the pilot EOR program on various wells throughout the field to estimate the location of one or more additional injection wells and up to four additional production wells to determine the specifications of permanent EOR equipment required for the entire field. The Company expects that several months will be required to appraise the level of success of this program in each
affected area.   Management believes that the program could significantly
increase recoverable reserves from the Eagle Springs field at a capital cost of less than $1 per barrel with daily production of 1800 bpd.

Kate Springs

     In June 1997, the Company acquired federal leases on approximately 3,200 acres located in and adjacent to the southern and western portions of the Eagle Springs field. These leases in Railroad Valley contain one well, the Kate Springs well, currently in production, and a number of exploration prospects that will be evaluated with 3-D seismic studies and other data for future exploration drilling.

Exploration Activities

      Toano Draw

      In accordance with an agreement with P&P, the Company identified an exploration target in the Deadman Creek area of Toana Draw, Elko County, Nevada, based on the Company's review of available data regarding the Deadman Creek no. 44-13 test drilled by another operator in the mid 1980s that encountered favorable oil shows but was not completed for production. The Company reentered and completed the well, which initially tested at rates of 20 to 40 barrels per day. Based on the test results, the Company intends to acquire the surface equipment to place this well into production. The Company originally intended to complete the well in 1997 but was unable to acquire the necessary equipment on terms economically favorable to the Company. There can be no assurance that the Company will be successful in 1998 in acquiring such equipment. On completion of the well for production, the Company will earn a 100% working interest in 5,013 gross acres (4,261 net acres), subject to P&P's 15% working interest in each well after the Company has recouped costs incurred. The Company may drill additional wells in this area.

      Pine Valley

     During 1997, the Company and its partners completed a 16.75 square mile 3-D seismic acquisition program. This seismic program was designed to identify updip drilling locations from the numerous shows in the Company's Pine Creek no. 1-7 exploratory well. The Pine Creek no. 1-7 was drilled during the fourth quarter of 1996, and recovered a high gravity, low pour point oil, but the water cut was too high to warrant completion for production. In addition, the 3-D survey will also be used to identify other exploratory drilling targets in the
16.75 square mile 3-D seismic program. Additional 3D seismic acquisition is scheduled for completion during 1998.

     Dixie Flats Prospect

     The Company identified the Dixie Flats prospect in Huntington Valley during 1997 based on 2-D seismic data. Industry participation is now being sought to complete a 3-D seismic survey, if warranted, and drill an exploratory well.

      North Humboldt Prospect

      The Company identified the North Humboldt prospect based on data available pursuant to its agreements with P&P and subsequently obtained a lease from P&P respecting this prospect. Based on its evaluation of existing seismic date of the area. The Company is seeking to form an industry group to fund exploration drilling of this prospect.

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


Joint Exploration Arrangements

      Enserch/Berry

     Pursuant to a March 1993 agreement with Enserch/Berry, the Company drilled five tests with Enserch Berry, all of which were plugged and abandoned. In 1996, the parties determined not to drill a planned sixth well and the Company acquired all of Enserch/Berry's interest in 46,600 gross acres in Pine, Little Smoky, and Antelope Valleys, all of Enserch/Berry's rights to over 57 line miles of jointly acquired seismic data in those valleys, an access license to over 61 miles of Enserch/Berry proprietary seismic, and an option to acquire an additional 100 miles of seismic data in Pine Valley, Nevada.

      P&P

     Pursuant to a December 1992 agreement with P&P's predecessor in interest, the Company identified the Deadman Creek, North Humboldt, and Pine Creek prospects, and acquired leases to approximately 36,400 gross acres. The Company has agreed to grant P&P an overriding royalty in these leaseholds and to provide to P&P copies of any seismic and geological data acquired in the prospects. The Company released the remaining acres subject to the P&P agreement when it expired in December 1996.

      Exploration Arrangements

      The Company intends to continue to negotiate with interested parties to fund further drilling on defined prospects in a number of locations in the Great Basin of Nevada. The ultimate goal of the Company is to arrange for the exploration and, if oil reservoirs are discovered, development of its holdings, using the Company's own limited financing, established credit facility, and other sources, to the extent available. In some instances, the Company may reach an agreement with other firms in which all participants contribute acreage and available scientific data and bear a portion of the costs of agreed drilling or other exploration, thereby earning a shared ownership in the contributed acreage and production, if any. The nature and extent of the Company's participation, share of costs, and interest retained in various arrangements will be dependent on the acreage it has under lease in the target area, the amount of scientific information it has available as compared to the other participants, the relative financial strength of the participants, the risks and rewards perceived by the various participants, and other factors. These arrangements are very project specific and will likely vary from drilling prospect to drilling prospect.

     Joint exploration agreements with industry participants to obtain leases, scientific data, and funds for drilling and other exploration typically set forth obligations that the participants must perform timely in order to earn specified property interests, permit funding participants to terminate their participation at specified points during the exploration program, and condition continuation of joint efforts on obtaining satisfactory results. If such a participant elects not to continue with respect to any well, the Company would be required to fund all of the costs of such well if it is drilled, in which case it would be dependent on proceeds from the sale of securities and production revenue, which could delay or limit planned drilling.


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

     Despite the expertise of management, the significant amount of data that the Company has collected with respect to Nevada, and the expenditure of several million dollars in property acquisition, data collection, and exploration since 1985, the Company has established only limited reserves and developed limited ongoing production as a result of its exploratory drilling program. The Ghost Ranch discovery well, which was placed into production in late 1996, is the first exploration test by the Company that has resulted in significant ongoing production and reserves. The oil production from the Eagle Springs field was acquired by the Company in 1993 and did not result from the Company's exploration activities, although the Company increased production by reworking the acquired shut-in wells, completing eight development wells, and implementing an EOR program in the field. Although the Company is continuing to receive oil production revenue from the Eagle Springs field and Ghost Ranch field, the Company's success will continue to depend on the results of drilling, evaluation, and testing of its various prospects.

North Willow Creek and Tomera Ranch Discoveries

      The Company continues to receive limited production from two North Willow Creek wells drilled in previous years, but production continues to decline. Management has concluded that the wells are not producing to the potential indicated by initial tests and engineering and geologic evaluations. The Company's sole remaining Tomera Ranch well continues to have only limited sustained production. The Company continues to evaluate the productive potential of the area.

      Both the North Willow Creek and Tomera Ranch wells hold acreage over productive zones that the Company believes can be produced at higher rates with additional evaluation. The Company plans to acquire 3-D seismic over these areas and continue drilling operations, as warranted.

Competition

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

     The Company faces intense competition in obtaining risk capital for test drilling within the Great Basin province. Management believes that competition for drilling funds from such sources is principally dependent on an analysis by the potential industry or financing participant of the costs of drilling and related activities, the likelihood of discovering oil or other hydrocarbons in commercial quantities, and the potential size of oil reserves which geologic and engineering analyses indicate may eventually be established.

     The Company believes that an important consideration in obtaining risk capital for drilling, new exploration rights, and joint exploration and development arrangements with other industry participants is the amount and quality of the Company's scientific data and exploration experience in Nevada. The Company also believes that it benefits from its use of 3-D seismic and reprocessed 2D seismic data and its experience in correlating that data with the results of actual drilling.

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

     The availability of a ready market for production and the prices obtained for production of oil depend on a number of factors beyond the Company's control, the effects of which cannot be predicted accurately. Such factors include the extent of domestic production and imports of oil; the competitive position of oil as a source of energy as compared to gas, coal, nuclear energy, hydroelectric power, and other energy forms; the refining capacity of prospective purchasers; transportation costs; the availability and capacity of pipelines and other means of transportation; and the effect of federal and state regulation on production, transportation, and sale of oil.
Marketing

     General

     During 1997 the Company sold the crude oil produced from its Ghost Ranch field to Petro Source for processing into asphalt and ancillary products at its Eagle Springs, Nevada refinery and the oil produced from its Eagle Springs and Kate Springs fields to Crysen Refinery in Salt Lake City, Utah. See "Item 2.
Properties:  Production and Sale of Oil."

     As a result of the sale of the Crysen Refinery during 1997, the Company concluded that it faced increased risks that the Crysen Refinery may not be a reliable market for the Company's Eagle Springs and Kate Springs crude oil because of planned refinery renovations that might preclude processing of Nevada crude. Accordingly, the Company initiated steps to reduce its dependence on third party crude oil purchasers and to seek arrangements that would enable the Company to market finished products for a higher return than crude oil.

      Petro Source Refinery Option

      As a result of the circumstances described above, on December 31, 1997, the Company entered into an Option and Purchase Agreement with Petro Source Corporation, an independent crude oil processing, transportation, and trading firm based in Houston, Texas, pursuant to which the Company obtained an option to acquire at any time prior to December 31, 1998, certain of the businesses and business assets of Petro Source Refining Corporation and Petro Source Transportation. The optioned assets include the Eagle Springs Nevada refinery, which manufactures asphalt and ancillary products from crude oil produced by the Company and other Nevada operators, a processing facility in Tonopah, Nevada, and rolling stock utilized by Petro Source Transportation to gather crude oil and distribute products. The Company's management believes that the acquisition of the Petro Source assets would enable the Company to integrate production, processing, and marketing to obtain price protection, establish new profit centers, and increase revenues.

      The Company agreed to pay $520,000 for the option, payable in four equal quarterly installments of $130,000 each in either Common Stock or, if the Company so elects, in cash. Upon exercise of the option by the Company, the purchase price for the assets refinery and transportation assets to be acquired is $5.0 million or four times the annual income of the businesses to be purchased, with certain adjustments. The terms of the option were the result of arm's length negotiations.

      In connection with entering into the option with Petro Source, the Company agreed to sell all of its crude oil production in Nevada to Petro Source at a price equal to Chevron's posting for Southwest Wyoming Sweet crude oil, adjusted for actual API gravity, less $4.15 in the Ghost Ranch field and $4.65 in Pine Valley and the Eagle Springs field. Under such agreements, the average weighted unit price to Petro Source from the Company's production was $12.80 per barrel.

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

      State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds, and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, and the plugging and abandoning of wells, the density of well spacing within a given area, and other matters. Nevada also has statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil properties and establishment of maximum rates of production from oil wells. The Company believes it is currently in full compliance with all material provisions of such regulations.

      Federal Leases

     The Company conducts significant portions of its activities under federal oil and gas leases. These operations must be conducted in accordance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of delay rentals and royalty payments to the federal government.

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

Employees

     The Company has 17 employees, including three executive officers (all of whom are also directors), four technical employees in addition to the executive officers, four field operations employees, and four administrative employees. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory.


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


Proved Reserves

      The following table sets forth the estimated oil reserves, net to the Company's interest, of oil and gas properties as of December 31, 1997. The reserve information is based on the independent appraisal prepared by Malkewicz Hueni Associates, Inc., Golden, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, the estimates of future net revenues from the Company's proved reserves are made using a sales price of $10.00 through March 1, 1998 and $12.80 thereafter, based on the price provisions of existing contracts, and are held constant throughout the life of the properties. See "Item 1. Business."

                                           Present Value of
                                         Estimated Future Net
                            Estimated          Revenues,
Estimated Proved Reserves      Oil      Discounted at 10%  (1)

                              (MBbl)        (In thousands)
Proved Developed Producing
  Eagle Springs Field.....     1,101.4        $3,073.1
  Ghost Ranch Field.......       335.9         1,199.0
  Kate Springs Field......        12.6            18.7
                              ---------      ----------
      Subtotal............     1,449.9         4,290.8

Proved Developed
 Nonproducing
  Eagle Springs Field.....       847.4         2,421.2
                              ---------      ----------

      Subtotal ...........     2,297.3         6,712.0
                              =========      ==========
Purchase of
  Proved Developed
Producing:
  Ghost Ranch Field (2)...       223.9           799.4
                              ---------      ----------

     Subtotal.............     2,521.2        $7,511.4
                              =========      ==========

(1) The initial price used in the evaluation was the year-end values at the wellhead. The crude oil from the Eagle Springs field was then being sold to Crysen Refinery in Salt Lake City at a floor price of $10.00 per barrel. Beginning March 1, 1998, the Eagle Springs oil is being sold to Petro Source's Eagle Springs refinery at a contract price the equal to $12.80 per barrel. Accordingly, the oil price was revised to $12.80 per barrel for production subsequent to March 1, 1998 for the economic evaluation. See "Item 1. Business: Marketing." Operating costs have not been escalated.
     The operating costs, based on information provided by the Company, are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves, based on year-end costs and assuming the continuation of existing economic conditions. See "Item 8. Financial Statements and Supplementary Data." The discounted amounts have been reduced by the Company's share of estimated development costs in the amount of approximately $2,240,000. The foregoing estimates include costs of $300,000 for the Company's recently implemented enhanced recovery program in Eagle Springs but do not give effect to any potential increases in reserves or cash flow, as the program has been recently implemented. There can be no assurance that the program will be successful in increasing reserves or improving cash flow.
(2) Gives effect to the purchase of Barrett's interest in the Ghost Ranch field in January 1998, effective December 31, 1997.

      The oil reserves assigned to the properties in this evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market
value for the evaluated properties.   There no longer appears to be significant
competition for the purchase of crude oil from Nevada, which may effecting future prices for oil. Additionally, Petro Source may terminate its contract to purchase the Company's crude oil if it concludes that processing of the crude oil purchased is uneconomic. The Company has acquired an option to purchase the Petro Source refinery in an effort to integrate production, processing, and marketing to obtain price protection, establish a new profit center, and increase revenues. See "Item 1. Business: Marketing."

     There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors. The borrowing base under the Company's recently established credit facility is based on the estimate of the Company's reserves. Therefore, any downward revision of this estimate could have an adverse effect on the Company's borrowing capability under the credit facility.

     The actual amount of the Company's proved reserves are also dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices generally declined during 1997 from the previous year, and have declined further during early 1998. There can be no assurance that oil prices will not substantially decline in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

     In an effort to limit the adverse effects of extreme declines in oil prices, the Company has entered into agreements with Petro Source, Houston, Texas, to sell oil from its currently producing fields through December 31, 1998 at minimum fixed prices. See "Production and Sale of Oil" below. Notwithstanding these agreements, adverse changes in the market or regulatory environment would likely have an adverse effect on the Company's ability to obtain additional funding from lending institutions, industry participants, the sale of additional securities, and other sources. During 1997, Crysen and Petro-Source accounted for 91.1% and 8.9%, respectively, of the Company's oil sales revenues.


Wells and Acreage

      Shown below is a tabulation of the productive wells owned by the Company in Nevada as of December 31, 1997.

           Productive Oil Wells
           --------------------
            Gross      Net (1)
           -------    ---------
             24.0        22.1


(1) Does not give effect to the purchase of Barrett's 40% interest in the Ghost Ranch field in January 1998, effective December 31, 1997.


      Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Nevada as of December 31, 1997.

   Developed Acreage        Undeveloped Acreage
   -----------------       ---------------------
   Gross       Net          Gross        Net (1)
   -----      ------       -------      --------
   4,200      4,104        156,528       152,581


(1) Does not give effect to the purchase of Barrett's 40% interest in the Ghost Ranch field in January 1998, effective December 31, 1997.

      The Company's leases in Eagle Springs (2,960 gross and net acres, Ghost Ranch (80 gross and net acres), Tomera Ranch (680 gross and net acres), North Willow Creek (400 gross and net acres), Kate Springs (80 gross and 16 net acres) are held by production. The Company's undeveloped leases have various primary terms ranging from one to ten years. Management believes that the expiration of any individual or group of related undeveloped leasehold interests would not have a material adverse effect on the Company. Annual rentals on all undeveloped leases aggregate approximately $195,000.

Drilling Activities

      Set forth below is a tabulation of wells drilled and completed in which the Company has participated and the results thereof for each of the periods indicated.


                                   Year Ended December 31,
                          --------------------------------------
                              1995         1996          1997
                          -----------  -----------  ------------
                          Gross   Net  Gross   Net   Gross   Net
                          -----  ----  -----  ----- ------ -----
Exploratory:
 Dry....................   2.0   0.84   2.0    1.16    --     --
 Oil....................    --    --    2.0    1.60    --     --
 Gas....................    --    --     --     --     --     --
                          ----   ----  ----    ----  ----   ----
     Totals.............   2.0   0.84   4.0    2.76    --     --
                          ====   ====  ====    ====  ====   ====


Development:
 Dry....................    --    --     --     --     --     --
 Oil....................   5.0    3.0    --     --    2.0    1.2
 Gas....................    --    --     --     --     --     --
                          ----   ----  ----    ----  ----   ----
     Totals.............   5.0    3.0    --     --    2.0    1.2
                          ====   ====  ====    ====  ====   ====

Production and Sale of Oil

      The following table summarizes certain information relating to the Company's net oil produced and sold from the Company's Nevada properties, after royalties, during the periods indicated.

                                                Year Ended December 31,
                                           -------------------------------
                                             1995(1)      1996       1997
                                           ----------- ---------  --------

Average net daily production of oil (Bbl)      240        325        492

Average sales price of oil ($ per Bbl)      $11.61     $15.87     $12.46

Average production cost ($ per Bbl)(2)       $4.84      $4.01      $5.03

(1)  Represents production from North Willow Creek, Tomera Ranch and Eagle
     Springs.
(2) Includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, and similar items), and production taxes.


      Production from Eagle Springs started in January 1994, and currently accounts for about 70% of the Company's oil production. Production from the Eagle Springs field consists of oil produced and sold net to the Company's interest from the eleven wells the Company acquired, reworked, and returned to production plus the eight development wells drilled since the field was acquired, net of production royalties. As part of routine field maintenance wells are shut-in from time to time, subject to the availability of appropriate rig and equipment in the area and the availability of funds.

   The oil from the Eagle Springs, Nevada, wells was sold to Crysen Refining, Inc., Salt Lake City, Utah, an unrelated purchaser, during 1997 at a price equal to Amoco Oil Company's Wyoming per barrel sour crude oil posted price, adjusted for gravity and oil quality, less transportation of $3.05 or $2.90 per barrel, depending on the producing field, but in no case less than $10.00 per barrel after deduction of all charges. For example, during the month of December 1997, the Company received a net price of $10.00 per barrel, after deducting transportation charges. The sale of oil is subject to price adjustments, production curtailments, and similar provisions common in oil purchase contracts.

     The oil from the Ghost Ranch field is sold to Petro Source's Eagle Springs,
Nevada, refinery.    During February 1997, the Company received a net price per barrel of $10.00.

     In December 1997, the Company entered into a new agreement, effective March 1, 1998, for the sale of all of its Nevada crude oil to Petro Source at its Eagle Springs refinery that the Company has the option to purchase. See "Item
1.  Business:  Marketing."

     The Company's oil exploration and production activities are dependent on the prevailing price for oil, which is beyond the Company's control or influence, and there is no assurance that the Company's wells can be produced at levels in excess of related production costs. World oil prices declined significantly during late 1997 below the significantly higher prices during 1996. Early 1998 price rebounds have not overcome the declines of the preceding several months. There can be no assurance that oil prices will not continue to decline or decline substantially in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company. In addition to its direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on the Company's ability to obtain funding from lending institutions, industry participants, the sale of additional securities, and other sources.

      Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. As additional wells are added to the production system, the field operating costs will be spread among additional wells, lowering the impact of such costs on each well and per barrel produced. In addition, the Company has implemented measures to utilize cost effective energy sources for continuing production in a further effort to control costs. This consists principally of a large capacity boiler that is fueled principally by natural gas from the wells, which requires only supplementary propane and, because its large capacity heats the oil to higher temperatures, will reduce costs for well treatment chemicals and increases production efficiencies. Because of the foregoing, the Company expects that production costs per barrel will continue to decrease as additional wells are drilled and placed into production to obtain economics of scale and dilute the impact of fixed operating costs. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and the impact of the other factors discussed above.

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

Offices

     The Company's principal executive offices located at 12596 West Bayaud, Suite 300, Lakewood, Colorado 80228-2019, are rented from an unrelated party under a lease expiring September 1, 1998, and requiring monthly payments of $4,696, including certain common area charges. The Company also maintains a field operations office at 2561 South 560 West, Suite 200, Woods Cross, Utah 84087 requiring monthly payment of $1,063 on a month-to-month basis.




                           ITEM 3.  LEGAL PROCEEDINGS



     The Company is not a party to any material legal proceeding, and none has been threatened by or, to the best of the Company's knowledge, against the Company.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



      No matters were submitted to a vote of the shareholders during the fourth quarter of 1997.


                                    PART II.



                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS




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
                                  Common Stock

                               High          Low


1996
  First Quarter............  $5.25       $3.65625
  Second Quarter...........   4.875       3.1875
  Third Quarter............   7.0625      3.4375
  Fourth Quarter...........   7.00        4.75

1997
  First Quarter............  5.6875        4.3125
  Second Quarter...........  4.375         2.6875
  Third Quarter ...........  3.50          2.0625
  Fourth Quarter...........  5.00          3.375

      On March 27, 1998, the closing bid price of the Company's Common Stock on Nasdaq was approximately $4.625. The Company has approximately 2,000 Common Stock shareholders of record.


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

     The Company has granted to employees, officers, and directors vested options to purchase up to approximately 1.2 million shares of Common Stock with exercise prices ranging from $2.50 to $9.00 per share. Options to purchase a total of 94,000 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock. The Company also has outstanding options and warrants held by unrelated third parties to purchase over approximately 1.7 million shares of Common Stock at prices ranging from $3.75 per share to $12.00 per share. In addition, the Company has shares of outstanding preferred stock that are convertible into Common Stock and has agreed to grant warrants to purchase common stock on conversion of certain of such preferred stock. The existence of such options, warrants, and preferred stock may prove to be a hindrance to future financing by the Company, and the exercise of options and warrants and conversion of preferred stock may further dilute the interests of the stockholders. The possible future issuances of Common Stock on the exercise of options and warrants or the conversion of preferred stock could adversely affect the prevailing market price of the Company's Common Stock. Further, the holders of options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.

Dividend Policy

   The Company has never paid cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to continue using any cash from operations to expand its business operations. The November 1996 line of credit agreement with the unaffiliated bank prohibited the payment of dividends. The line of credit was paid in full and closed January 1998. New debt financing with Energy Income Fund was established in 1998. Its terms also prohibit the payment of dividends on Common Stock.

Unregistered Sales of Securities

     During 1997, the year covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

1 Individuals converted 56,666 shares of 1995 Preferred Stock into 18,888 shares of Common Stock, 12.5 shares of 1996 Preferred Stock into 6,202 shares of Common Stock and 255 shares of 1996-4 Preferred Stock into 1,101,782 shares of Common Stock. The shares of Common Stock issued in such conversions were issued without registration in reliance on the exemption from registration requirements of the Securities Act provided in Section 3(a)(9) thereof.
2 During 1997, the Company issued 71,759 shares of Common Stock as accrued dividends on the 1996 and 1996-4 Preferred Stock converted into Common Stock. 3 During the first quarter of 1997, the Company issued to Keith Mazer, an individual who participated in assisting the Company in selling its equity securities during 1996, an aggregate of 44,750 shares of Common Stock.
4 In January 1997, the Company issued 1,500 shares of Common Stock, to Barrow
  Street Research in connection with the preparation of reports for technical publications for use by investment brokerage houses and investment bankers. In December 1997, the board of directors of the Company approved the issuance of an additional 1,500 shares of Common Stock to Barrow Street Research.
5 During 1997, the Company issued an aggregate of 6,040 shares of Common Stock, together with cash payments of $25,000, to Tosca Sullivan & Dominek Pieretti in connection with the acquisition of oil and gas properties valued at approximately $50,000.

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


                        ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the past five years, including the period ended December 31, 1997, are derived from the audited financial statements and notes thereto of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included with this report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

     The Company effected a three-to-one reverse stock split on June 15, 1996. All share and per share amounts herein have been retroactively adjusted to give effect to such reverse split.

                                                         Year Ended December 31,

                                        1993         1994         1995         1996          1997

Statement of Operations Data:
Revenues.........................   $   98,244    $542,991   $ 1,115,876   $2,018,816    $2,300,774
Net Loss.........................   (3,578,254) (4,453,718)   (2,275,565)  (3,385,287)   (3,129,900)
Net Loss Applicable to Common
 Stockholders....................   (3,578,254) (4,453,718)   (2,275,565)  (5,715,489)   (3,509,929)
Net Loss Per Share...............      (1.03)       (1.03)       (0.48)      (0.99)        (0.46)
Weighted Average Number of Common
 Shares Outstanding..............    3,468,000   4,330,000     4,757,000    5,752,000     7,656,400

                                                              December 31,

                                        1993          1994         1995          1996         1997

Balance Sheet Data:
Working Capital (Deficit)           $677,980      $ 47,629     $(2,005,407)   $2,340,858    $(495,155)
Total Assets....................   6,596,443     5,197,414       5,601,098    10,760,457    7,955,072
Long-Term Debt..................           -       400,000          23,091     1,018,247      642,951
Current Portion of Long-Term Debt          -            --         404,237         4,844       25,301
Stockholders' Equity.............  5,521,402     3,708,472       3,012,872     8,884,365    6,456,288




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

      Until 1994, the Company had only limited revenue, consisting of modest amounts of interest income earned on net proceeds from the sale of securities and revenue from producing properties. In order to supplement its own exploration efforts, between 1993 and 1995, the Company acquired certain leases and properties in Railroad Valley, Nevada, including the Eagle Springs field. Since acquiring the Eagle Springs field, the Company has reworked and returned to production eleven acquired wells, drilled a new water injection well, drilled and placed into production eight additional wells, replaced and improved surface equipment to handle increased production and to lower long-term operating costs, completed a 3-D seismic evaluation program, and implemented an EOR program. These efforts were funded in part between August 1994 and November 1996, by Barrett, which then held a 40% working interest in the field. In November 1996, the Company utilized proceeds from the sale of securities and its bank credit facility to purchase Barrett's 40% working interest in the Eagle Springs field for $2.4 million, effective August 1, 1996. The Eagle Springs field has been the Company's principal producing property since 1994. During 1997, the Company acquired leases to 3,200 additional acres in and adjacent to the Eagle Springs field and on which the Kate Springs well is located.

      During 1996, the Company's production and reserves increased substantially as a result of its discovery of the Ghost Ranch field. During 1997, the Company drilled and placed into production two additional wells in the Ghost Ranch field. These drilling activities were funded in part by Barrett, which held a 40% interest in the Ghost Ranch field. In January 1998, the Company utilized funds drawn from a recently established credit facility to purchase Barrett's 40% working interest in the Ghost Ranch field for $470,000, including adjustment for oil inventory and accrued expenses, effective December 31, 1997.

      During 1997, the Company utilized existing capital resources to drill additional wells in the Ghost Ranch and Eagle Springs field, develop a pilot study on an EOR program for the Eagle Springs field, and initiate the EOR pilot program.


      The auditor's report on the financial statements of the Company as of December 31, 1997, contains an explanatory paragraph as to the ability of the Company to continue as a going concern because of its continuing losses from operations. The Company had a working capital deficit as of December 31, 1997, of $(495,200). The initial cash drawn of $5,280,000 under the financing arrangement was allocated for certain accrued EOR and exploration costs and further 1998 specified development, 3D seismic data acquisition, and exploration drilling. The Company believes that the projected cash from operations, including the additional revenues expected to be received from development work to be completed during the year, will be sufficient to meet its anticipated cash requirements for 1998, while funds from the initial draw-down under its debt financing as well as further advances will fund significant exploration during the year.


Results of Operations

     1997 and 1996

      Oil sales increased $255,000, or 13.0%, to $2,213,300 in 1997 as compared to 1996, consisting principally of an increase of $449,700 in Ghost Ranch field revenue offset by a $169,200 decrease in Eagle Springs field revenue and a $25,500 decrease in the revenue from the from the Company's other properties. The increase in total oil revenue was the result of an increase of 51.6% in barrels of oil sold and a decrease of 21.5% in the average price per barrel of oil sold. Operating and well service revenue increased $19,800, or 37.5%, to $72,800 in 1997 as compared to 1996, due to the drilling of two additional Ghost Ranch wells and production overhead charges on the three Ghost Ranch wells during 1997

      Oil and gas production cost for 1997 increased $374,000, or 70.1%, reflecting the general increase in production during 1997. Per barrel production expense increased $1.02 per barrel, or 25.4%, to $5.03 in 1997, as compared to $4.01 per barrel in 1996. The Eagle Springs field contributed $173,100 of the increase, partially due to workover cost on the water injection well. Additionally the Ghost Ranch field contributed $142,600 of the increase due to two additional wells beginning operations in 1997, and the Company's remaining wells contributed $58,300 to the increased oil and gas production cost.

      Oil and gas exploration cost increased $418,400, or 50.2%, to $1,252,800 in 1997 as compared to a year earlier as a result of the Company's increased exploration activity. Primary contributors were exploration personnel cost increase of $208,600, while 3-D seismic cost increased $129,500 when compared to the prior year's activity, and cost associated with lease rentals in 1997 increased $30,600 when compared to 1996.

      During 1997, dry hole, abandonment and impairment costs decreased $906,900, or 61.0 %, to $578,900 as compared to 1996. The 1997 expenses includes $411,000 in impairment expense related to a well in progress at the end of 1996 that was determined to be uneconomic. The Company also expensed $154,400 in capitalized leasehold cost associated with leases that expired at the end of their primary term.

      General and administrative expenses increased $356,900, or 62.8% to $925,300 for 1997 as compared to 1996. Administrative personnel cost increased $175,400 and a non-cash compensation charge of $147,000 associated with the overriding royalty interest conveyed as part of an employee termination agreement was recognized in 1997.

      Shareholder/investor services decreased $865,500 during 1997 to $192,700 as compared to 1996. This decrease relates to a reduction in the number of investor relations advisors. During 1996 the company incurred a non-cash expense of $418,000 resulting from the application of SFAS 123, Accounting for Stock Based Compensation. (See Note 8 to Notes to Consolidated Financial Statements.) The Company did not have any such investor related expenses in 1997.

      During 1997 compensation for below market options increased $25,800, or 16.2% when compared to 1996. These were primarily for options associated with debt retirement for four officers and directors.

      Depreciation, depletion and amortization increased $577,200, or 81.1%, in 1997 to $1,288,800 as compared to the previous year. The 1997 increase was due principally to a significant increase in production combined with a decrease in reserves. The December 31, 1997, oil prices adversely affect the reserve quantity of the Company's reserves. Lower reserves and increased oil sales for 1997 increased the percentage used to calculate the depletion for 1997.

      During 1997, net loss applicable to common stockholders was increased by dividends of $164,000 incurred on preferred stock converted during the year and imputed dividends of $216,000, as a result of convertibility of its outstanding preferred stock into common stock at below-market prices. These amounts are for earnings per share calculations only and are not recorded in the Company's financial statements.

      1996 and 1995

      Oil sales increased $941,000, or 92.5%, to $1,958,000 in 1996 as compared to 1995, consisting principally of a $875,800 increase in Eagle Springs field revenue, including $261,700 from the purchase of Barrett's 40% working interest in the field on November 15, 1996 and $259,800 in revenue from the newly discovered Ghost Ranch well. The increase in total oil revenue was the result of an increase of 34.1% in barrels produced and 36.0% in the average sales price of oil. Subsequent to December 31, 1996, oil prices have declined, but total barrels produced continued to increase as an additional Ghost Ranch well began production. Operating and well service revenue decreased $19,000, or 26.2%, to $53,000 in 1996 as compared to 1995, due to the purchase of Barrett's 40% interest in the Eagle Springs field. Other income during 1996 decreased $19,000, or 72.0%, to $8,000 as compared to 1995, because of reduced equipment rental and reduced sales of equipment inventory.

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

      Shareholder/investor services increased $852,000, or over four fold, during 1996 to $1,058,000 as compared to 1995. This increase relates to repositioning the Company in the investment community in connection with the three-to-one reverse stock split effected June 15, 1996, the engagement of investor relations advisors, and the preparation and publication of Company information. Of such amount, $418,000 is a non-cash expense resulting from the promulgation of SFAS 123, Accounting for Stock Based Compensation. (See Note 8 to Notes to Consolidated Financial Statements.) The Company does not expect that such expenditures in similar amounts will continue.

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

     During 1996, net loss was increased by dividends of $85,000 related to preferred stock outstanding during the year. These dividends were paid or are payable in Common Stock. The Company incurred no such dividends in either of the preceding years. A portion of the shares of preferred stock on which dividends were incurred during 1996 remain outstanding, so additional dividends will be incurred in 1997. During 1996, net loss applicable to common stockholders increased by dividends of $85,200 incurred on preferred stock outstanding during the year and imputed dividends of $2.2 million, as a result of convertibility of its outstanding preferred stock into common stock at below-market prices. These amounts are for earnings per share calculations and are not recorded in the Company's financial statements.

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

      Included in oil and gas properties on the Company's balance sheets are costs of wells in progress. As of December 31, 1997, the Company had net capitalized costs of approximately $420,000 related to a well in progress. Such costs are capitalized until a decision is made to plug and abandon or, if the well is still being evaluated, until one year after reaching total depth, at which time such costs are charged to expense, even though the well may subsequently be placed into production.

      During 1996 the Company was required to adopt a new accounting policy that requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicate that the carrying value of long lived assets may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease by lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. As a result of the adoption of this new accounting policy, at December 31, 1996, the Company recognized an impairment charge of $429,900 during the first quarter of 1996, and an impairment charge of $411,000 in the fourth quarter of 1997. The Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

      As part of the Company's evaluation of its oil and gas reserves in connection with the preparation of the Company's annual financial statements, the Company completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of the Company's oil and gas reserves and may, therefore, result in an impairment allowance as discussed above. See "Item 2. Properties."

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

     The Company's operations used net cash of $495,200 in 1997 when the Company reported a net loss of $3,129,900. The 1997 loss included non-cash expenses of $579,000 for abandonment's and impairments (including a $411,000 impairment of a well in progress at the end of 1996 that was determined to be uneconomic (see Accounting Treatment of Certain Capitalized Cost), $1,288,800 for depreciation, depletion and amortization, and $185,400 for below market options. Components of working capital requiring cash expenditures included $102,200 used to reduce accounts payable and accrued expenses, and $30,600 for prepaid expenses and other miscellaneous assets. Components of working capital providing cash are a reduction of accounts receivable of $522,700, use of existing inventory of $19,500 and an increase of officers and other salaries payable of $78,600. This is compared to the Company's operations that used net cash of $1,648,000 in 1996 when the Company reported a net loss of $3,385,000. The 1996 loss included non-cash expenses of $1,486,000 for abandonment's and impairments (including a $429,000 impairment resulting from the adoption of a new accounting policy), $712,000 for depreciation, depletion, and amortization, $418,000 for the issuance of stock options for services, and $160,000 for below market stock options. Components of working capital requiring cash expenditures included $568,000 used to reduce accounts payable and accrued expenses, $337,000 for increases in accounts receivable, and $107,000 for payments of officers' salaries payable.

     Investing activities required cash of $1,477,300 in 1997, including approximately $1.4 million for additions to oil and gas properties, conversion cost for an air injection well for the pilot EOR program in the Eagle Spring field and the completion of two Ghost Ranch wells. Additionally the Company used $71,900 to purchase other property and equipment. Investing activities in 1996 required cash of $5,356,200, including approximately $2.4 million for the purchase of Barrett's 40% working interest in the Eagle Springs field and approximately $2.9 million for additions to oil and gas properties, principally the successful drilling in the Ghost Ranch field.

     As noted above, cash required for both operating and investing activities was provided from financing activities during each of the fiscal years ending December 31, 1995 and 1996. Financing activities for 1997 used $353,200, primarily for the payment of debt associated with the credit facility with Colorado National Bank. During 1996 financing activities provided cash of $9,299,000, including net cash of $8,270,000 from the issuance of equity securities and $625,000 in net proceeds from borrowings after $404,000 was repaid to retire previous indebtedness and $1,000,000 drawn from the Company's newly established bank credit facility.

     In November 1996, the Company established a $10,000,000 credit facility with a commercial bank, collateralized by the Company's Eagle Springs and Ghost Ranch producing properties and related assets. In January 1998 the Company paid in full the monies owed under this revolving credit agreement with proceeds from its new larger debt financing, discussed below.

     In addition to the above, the Company's oil and gas exploration and production activities were also advanced by approximately $2,345,000, $698,000, and $868,000 provided during 1995, 1996, and 1997, respectively, by others under industry sharing arrangements related to specific drilling or other exploration.

     Debt Financing

     In January 1998, the Company completed a $16.9 million debt financing with Energy Income Fund. The funds will be used in the enhanced oil recovery program and development drilling in the Eagle Springs field, 3D seismic acquisition, the drilling of 3D defined exploration targets, the acquisition of producing properties, and to retire existing debt. In January 1998, the Company borrowed $3,585,000 of its new available debt financing to fund the implementation of a high pressure air injection program, including compressors and buildings in the Company's Eagle Springs field, a 3D seismic program on the Company's Pine Creek property, the retirement of existing debt and the payment of closing costs. An additional $1,846,000 was placed into an escrow account to fund the drilling and completion of two development wells and one exploratory well.

     Pursuant to the terms of the financing arrangement, the Company is required to make payments of interest only through November 1998, after which payments of principal and interest are required to amortize the indebtedness generally over a 48-month period; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance is due on January 1, 2002. The Company also agreed to transfer to Energy Income Fund a 3% overriding royalty interest in the Company's interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.

     Amounts due under the financing arrangement are collateralized by oil and gas properties and the Company is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. The Company has issued to Energy Income Fund five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share. The Company granted Energy Income Fund the right to designate a representative for appointment to the Board of Directors of the Company.


     Current Position/Future Requirements

      The Company had a working capital deficit as of December 31, 1997, of $495,200. In January 1998 the Company entered in an agreement with Energy Income Fund-Associated Energy Managers for a $16.9 million debt financing, which is available for certain projects. The initial cash drawn of $5,280,000 under the financing arrangement was allocated for certain accrued EOR and exploration costs and further 1998 specified development, 3D seismic data acquisition, and exploration drilling. The Company believes that the projected cash from operations, including the additional revenues expected to be received from development work to be completed during the year, will be sufficient to meet its anticipated cash requirements for 1998, while funds from the initial draw-down under its debt financing as well as further advances will fund significant exploration during the year. Based on current oil prices, the Company's net production revenue alone is not currently sufficient to meet all of its cash requirements for oil and gas production costs, general and administrative expenses, ongoing shareholder/investor relations, property maintenance expenditures, and payments of indebtedness.

      The EOR program started in the Eagle Springs field is proceeding as planned and based on initial results, the Company believes this this program will lead to increased oil production from this field. The Company believes that the increase in production should provide the Company sufficient funds to meet its cash requirements for its oil production cost, general and administrative expenses, ongoing shareholder/investor relations, property
maintenance expenditures and payment of indebtedness.   Of course, there can be
no assurance that production quantities or oil prices will not decline further, which may contribute to operating cash shortages.

      The Company has formed an industry exploration group and conducted a 3D seismic study in Pine Valley, Nevada, to define additional targets for drilling during 1998. The exploration staff is currently evaluating the data provided by the 3D seismic study to determine future drilling sites.

      The reserve engineer's report indicates that there are four drilling sites in the Eagle Springs field; however the Company believes that that there are additional locations that would be step-out drilling locations that would enlarge the Eagle Springs field. The Company spudded the Eagle Springs 44-35 well on one of the step-out locations and is currently waiting for the well to be completed. The Company estimates that on the reserve engineer's four locations in the Eagle Springs field, drilling and completion costs are approximately $2,200,000 for the year if all wells are drilled.

      The Company is exploring the possible purchase of additional production to increase the Company's financial security and stability as it continues its exploration. As part of this effort, in January 1998, the Company acquired the 40% minority interest of Barrett in the Ghost Ranch field for $500,000, with an effective date of December 31, 1997. The Company is pursuing opportunities to purchase other properties that will require additional debt and equity
financing.   One such property is the Petro Source refinery.  There can be no assurance that the Company can negotiate the acquisition of any properties or that the Company will be able to obtain funds that may be required or that such funds can be obtained on terms favorable to the Company.

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

      The Company may also utilize funds available under its new credit facility, cash now budgeted for exploration and development, as well as proceeds from the sale of additional equity securities or new borrowings to complete strategic corporate acquisitions. No acquisition has been targeted, and there can be no assurance that any acquisition will be completed at all or on terms favorable to the Company.


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

Impact of the Year 2000 Issue

     Many existing computer programs use only two digits, rather than four, to define a year within the date field in order to conserve memory resources. Such programs were designed and developed without considering the potential impact of the upcoming change of the century. The Company uses computers principally for processing and analyzing geophysical and geophysical data, map-making, and administrative functions, including word-processing, accounting, and other applications. After December 31, 1999, any of the computer programs used by the Company that contain date-sensitive computer codes that are not "year 2000 compliant," may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, such computer applications could fail or create erroneous results. The Company has contacted its vendors who have represented that the systems and software used by the Company are year 2000 compliant. The Company will require future vendors to make such representation. There can be no assurance that such programs are actually year 2000 compliant. The Company also interacts with the computer systems of others. There can be no assurance that such computer systems are year 2000 compliant. The Company believes that it will not incur material expenditures in connection with this issue, but there can be no assurance that the Company has anticipated every circumstance where the Company's operations may be impacted.




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




           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE




      Not applicable.


                                    PART III




            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT




     The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Directors and Executive Officers" is incorporated herein by reference.

     The business of the Company is dependent on its management and technical team and their substantial Nevada exploration experience, the loss of any one of whom could adversely affect the Company's proposed activities. The Company does not have and does not intend to acquire key man life insurance on any of its executives.





                        ITEM 11.  EXECUTIVE COMPENSATION




      The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Executive Compensation" is incorporated herein by reference.




                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT




     The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Certain Beneficial Owners and Management" is incorporated herein by reference.





            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




     The information from the definitive proxy statement for the 1998 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Certain relationships and Related Transactions" is incorporated herein by reference.




                                    PART IV



             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K


      (a)(1)  Financial Statements.  The following financial statements are included in this report:

Title of Document                                                           Page

  Table of Contents                                                          F-1
  Report of Hein + Associates LLP, Certified Public Accountants              F-2
  Consolidated Balance Sheets - As of  at December 31, 1996 and 1997         F-3
  Consolidated Statements of Operations - For the Years Ended
    December 31, 1995, 1996, and 1997                                        F-5
  Consolidated Statements of Stockholders' Equity - For the Years
    Ended December 31, 1995 1996, and 1997                                   F-6
  Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 1995, 1996, and 1997                                        F-8
  Notes to Consolidated Financial Statements                                F-10


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

               SEC
 Exhibit    Reference
   No.         No.                 Title of Document                 Location


Item 3.                Articles of Incorporation and Bylaws

   3.01         3      Articles of Incorporation                  Incorporated
                                                                   by
                                                                   Reference(15)
   3.02         3      Bylaws                                     Incorporated
                                                                   by
                                                                   Reference(2)
                       Instruments Defining the Rights of
                       Security Holders, Including Indentures
Item 4.

   4.01         4      Specimen Common Stock Certificate          Incorporated
                                                                   by
                                                                   Reference(1)
   4.02         4      Designation of Rights, Privileges, and     Incorporated
                       Preferences of 1991 Series Preferred        by
                       Stock                                       Reference(1)
   4.03         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1994 Series Convertible      by
                       Preferred Stock                             Reference(3)
   4.04         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1995 Series Convertible      by
                       Preferred Stock                             Reference(7)
   4.05         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1996                         by
                       Series 6% Convertible Preferred Stock       Reference(8)
   4.06         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1996-2 Series 6%             by
                       Convertible Preferred Stock                 Reference(9)
   4.07         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of 1996-3 Series 8%             by
                       Convertible Preferred Stock                 Reference(9)
   4.08         4      Certificate of Designation of 1996-4       Incorporated
                       Series Preferred Stock                      by
                                                                   Reference(10)
   4.09         4      Form of Underwriter's Warrant to Purchase  Incorporated
                       Units                                       by
                                                                   Reference(5)
   4.10         4      Form of Warrant Agreement between the      Incorporated
                       Company and Atlas Stock Transfer            by
                       Corporation relating to M Warrants          Reference(7)
   4.11         4      Form of Warrants to Kevin L. Spencer and   Incorporated
                       Jay W. Enyart                               by
                                                                   Reference(9)
   4.12         4      Warrant to First Geneva Holdings, Inc.,    Incorporated
                       relating to offering of 1996 Preferred      by
                       Stock                                       Reference(9)
   4.17         4      Form of Warrant to placement agent and     Incorporated
                       assigns relating to offer of 1996-4         by
                       Series Preferred Stock, with related        Reference(10)
                       schedule
   4.18         4      Form of First Amendment to the             Incorporated
                       Designation of Rights, Privileges, and      by
                       Preferences of  1996-2 Series 6%            Reference(13)
                       Convertible Preferred Stock
   4.19         4      Designation of Rights, Privileges and      Incorporated
                       Preferences of Series A Preferred Stock     by
                                                                   Reference(14)
   4.20         4      Form of Rights Agreement dated effective   Incorporated
                       April 12, 1997, between the Company and     by
                       Atlas Stock Transfer Corporation            Reference(14)

   4.21         4      Warrant of Energy Income Fund, L.P.,       Incorporated
                       dated January                               by
                       6, 1998, to purchase 750,000 shares of      Reference(16)
                       common stock
                       at $6.00 per share

   4.22         4      Warrant of Energy Income Fund, L.P.,       Incorporated
                       dated January                               by
                       6, 1998, to purchase 250,000 shares of      Reference(16)
                       common stock
                       at $10.00 per share

Item 10.               Material Contracts

  10.01         10     Option Agreement between N. Thomas Steele  Incorporated
                       and Foreland Corporation, dated June 24,    by
                       1985**                                      Reference(6)
  10.02         10     Option Agreement between Kenneth L.        Incorporated
                       Ransom and Foreland Corporation, dated      by
                       June 24, 1985**                             Reference(6)
  10.03         10     Option Agreement between Grant Steele and  Incorporated
                       Foreland Corporation, dated June 24,        by
                       1985**                                      Reference(6)
  10.04         10     Form of Options to directors dated April   Incorporated
                       30, 1991 with respect to options            by
                       previously granted 1986**                   Reference(1)
  10.05         10     Form of Stock Appreciation Rights          Incorporated
                       Agreement between the Company and           by
                       officers, with related schedule**           Reference(4)
  10.06         10     Form of Nonqualified Stock Option between  Incorporated
                       the Company and unrelated third parties,    by
                       with related schedule                       Reference(4)
  10.07         10     Form of Promissory Notes relating to       Incorporated
                       certain options exercised by officers,      by
                       with related schedule                       Reference(5)
  10.08         10     Form of Option granted pursuant to reload  Incorporated
                       provisions of previously granted options    by
                       with related schedule*                      Reference(5)
  10.09         10     Form of Registration Agreement relating    Incorporated
                       to Units consisting of 1995 Series          by
                       Preferred Stock and M Warrants              Reference(7)
  10.10         10     Crysen Refining, Inc., document            Incorporated
                       respecting extension of Crude Oil           by
                       Purchase Agreement                          Reference(7)
  10.11         10     Form of Registration Agreement relating    Incorporated
                       to 1996 Series Convertible Preferred        by
                       Stock                                       Reference(9)
  10.12         10     Form of Revised Executive Employment       Incorporated
                       Agreement between the Company and           by
                       executive officers, with related            Reference(10)
                       schedule**
  10.13         10     Form of Nonqualified Stock Options         Incorporated
                       granted to executive officers dated July    by
                       18, 1996, with related schedule**           Reference(10)
  10.14         10     Form of Nonqualified Stock Options         Incorporated
                       granted to executive officers in            by
                       connection with employment agreements,      Reference(10)
                       with related schedule**
  10.15         10     Form of Nonqualified Stock Options         Incorporated
                       granted to employees in connection with     by
                       employment agreements, with related         Reference(10)
                       schedule
  10.16         10     Form of Registration Rights Agreement      Incorporated
                       relating to offer of 1996-4 Series          by
                       Preferred Stock, with related schedule      Reference(10)
  10.17         10     Purchase and Sale Agreement dated          Incorporated
                       November 14, 1996, between Plains           by
                       Petroleum Operating Company and Eagle       Reference(11)
                       Springs Production Limited Liability
                       Company, respecting the purchase of
                       Plains' interest in the Eagle Springs
                       field, with related Assignment,
                       Conveyance, and Bill of Sale
  10.18         10     Purchase Contract Confirmation dated       Incorporated
                       September 1, 1996, between Foreland         by
                       Corporation and Petro Source Refining       Reference(12)
                       Partners
  10.19         10     Revolving Credit Agreement dated November  Incorporated
                       13, 1996, by and among Foreland             by
                       Corporation, Eagle Springs Production       Reference(13)
                       Limited Liability Company, and Colorado
                       National Bank
  10.20         10     Promissory Note dated November 13, 1996    Incorporated
                       by Foreland Corporation and Eagle Spring    by
                       Production Limited Liability Company        Reference(13)
  10.21         10     Financing Agreement dated as of January    Incorporated
                       6, 1998, by and among the Company, Eagle    by
                       Springs Production Limited Liability        Reference(16)
                       Company and Energy Income Fund, L.P.
  10.22         10     Refinancing Note dated as of January 6,    Incorporated
                       1998, by the Company and Eagle Springs      by
                       Production Limited Liability Company        Reference(16)
  10.23         10     Development Note dated as of January 6,    Incorporated
                       1998, by the Company and Eagle Springs      by
                       Production Limited Liability Company        Reference(16)
  10.24         10     Acquisition Note dated as of January 6,    Incorporated
                       1998, by the Company and Eagle Springs      by
                       Production Limited Liability Company        Reference(16)
  10.25         10     Deed of Trust, Security Agreement,         Incorporated
                       Assignment of Production and Proceeds,      by
                       Financing Statement and Fixture Filing      Reference(16)
                       dated as of January 6, 1998, by and among
                       the Company, Eagle Springs Production
                       Limited Liability Company, First American
                       Title Company of Nevada, and Energy
                       Income Fund, L.P.
  10.26         10     Assignment of Overriding Royalty Interest  Incorporated
                       dated effective as of January 1, 1998, of   by
                       a 3% net revenue interest from the          Reference(16)
                       Company and Eagle Springs Production
                       Limited Liability Company to Energy
                       Income Fund, L.P.
  10.27         10     Assignment of Overriding Royalty Interest  Incorporated
                       dated effective as of January 1, 1998, of   by
                       a 1% net revenue interest from the          Reference(16)
                       Company and Eagle Springs Production
                       Limited Liability Company to Energy
                       Income Fund, L.P.
  10.28         10     Option and Purchase Agreement between      This Filing*
                       Foreland Corporation and Petro Source
                       Corporation re the purchase of Petro
                       Source Transportation dated effective
                       December 31, 1997
  10.29         10     Purchase and Sale Agreement dated          This Filing*
                       effective December 31, 1998, between
                       Foreland Corporation and Plains Petroleum
                       Operating Company
  10.30         10     Purchase Contract Confirmation dated       This Filing*
                       effective December 15, 1997, between
                       Foreland Corporation and Petro Source
                       Refining Partners
Item 23.               Consents of Experts and Counsel

  23.01         23     Consent of Hein + Associates LLP,          This Filing*
                       certified public accountants
  23.02         23     Consent of Malkewicz Hueni Associates,     This Filing*
                       Inc.
Item 27.               Financial Data Schedule

  27.01                Financial Data Schedule                    This Filing*

(1) Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-42828.
(2) Incorporated by reference from the Company's registration statement on form S-1, SEC file number 33-19014.
(3) Incorporated by reference from the Company's registration statement on form S-1, SEC file number 33-81538.
(4) Incorporated by reference from the Company's registration statement on form S-2, SEC file number 33-64756.
(5) Incorporated by reference from the Company's registration statement on form S-2, , SEC file number 33-86076.
(6) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1985.
(7) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1994.
(8) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1995.
(9) Incorporated by reference from the Company's registration statement on form S-3, SEC file number 333-3779.
(10) Incorporated by reference from the Company's quarterly report on form 10-Q for the period ending September 30, 1996.
(11) Incorporated by reference from the Company's interim report on form 8-K dated November 15, 1996.
(12) Incorporated by reference from the Company's registration statement on form S-3, SEC file number 333-19063.
(13) Incorporated by reference from the Company's annual report on form 10-K for the fiscal year ended December 31, 1996.
(14) Incorporated by reference from the Company's interim report on form 8-K dated May 12, 1997.
(15) Incorporated by reference from the Company's registration statement on form S-3, SEC file number 333-37793.
(16) Incorporated by reference from the Company's interim report on form 8-K dated January 6, 1998.


*  Filed as an exhibit to this annual report on Form 10-K.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.


     (b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended December 31, 1997, the Company filed reports on form 8-K as follows:

    Date of Event Reported                 Item Reported


October 21, 1997                Item 5.   Other Events




                                     SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORELAND CORPORATION


Dated:  March 31, 1998                    By /s/ N. Thomas Steele, President



     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 1998              /s/ N. Thomas Steele, President and Director
                                    (Principal Executive and Financial Officer)


ted: March 31, 1998                /s/ Grant Steele, Director


Dated: March   , 1998
                                   Bruce C. Decker, Director


Dated: March 31, 1998              /s/ Don W. Treece, Controller (Principal
                                   Accounting Officer)


Dated: March   , 1998
                                   Robert D. Gershen, Director


Dated: March 31, 1998              /s/ Lee Brian Van Ramshorst, Director

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           PAGE


Independent Auditor's Report................................................F-2

Consolidated Balance Sheets - As of December 31, 1996 and 1997..............F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1995,
     1996, and 1997.........................................................F-5

Consolidated Statements of Stockholders' Equity - For the Years Ended
     December 31, 1995, 1996, and 1997......................................F-6

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1995,
     1996, and 1997.........................................................F-8

Notes to Consolidated Financial Statements.................................F-10

                           INDEPENDENT AUDITOR'S REPORT





Board of Directors
Foreland Corporation
Lakewood, Colorado


We have audited the accompanying consolidated balance sheets of Foreland Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



HEIN + ASSOCIATES LLP


Denver, Colorado
March 21, 1998

                        FORELAND CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
                                                     ------------  ------------

                               ASSETS

CURRENT ASSETS:
 Cash and equivalents                                $ 2,325,079   $    40,631
 Accounts receivable                                     775,039       245,041
 Inventory                                                80,568        61,108
 Prepaid expenses and other                               18,017        11,998
                                                     ------------  ------------
     Total current assets                              3,198,703       358,778

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, under the successful
  efforts method                                      10,575,655    11,878,336
 Furniture, equipment, and vehicles                      340,476       362,171
                                                     ------------  ------------
                                                      10,916,131    12,240,507
 Less accumulated depreciation, depletion and
  amortization                                        (3,504,719)   (5,346,333)
                                                     ------------  ------------
                                                       7,411,412     6,894,174

OTHER ASSETS:
 Option to acquire Petro Source Refining
  Corporation                                                  -       520,000
 Deposits and other                                      150,342       180,220
                                                     ------------  ------------
   Total other assets                                    150,342       700,220
                                                     ------------  ------------

TOTAL ASSETS                                         $10,760,457   $ 7,953,172
                                                     ============  ============


                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Current maturities of long-term debt                $     4,844   $    25,301
 Accounts payable and accrued expenses                   479,105       424,769
 Officers' salaries payable                              285,721       364,276
 Oil and gas sales payable                                88,175        39,587
                                                     ------------  ------------
     Total current liabilities                           857,845       853,933

LONG-TERM DEBT, less current maturities                1,018,247       642,951

COMMITMENTS (Notes 2, 3, and 7)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 5,000,000
  shares authorized:
   1991 Convertible Preferred Stock,
     40,000 shares issued and outstanding,
     liquidation preference of $50,000                        40            40
   1994 Convertible Redeemable Preferred Stock,
     165,140 shares issued and outstanding,
     liquidation preference of $330,280                      165           165
   1995 Convertible Redeemable Preferred Stock,
     613,334 and 556,667 shares issued and
     outstanding, liquidation preference of
     $920,000 and $835,000                                   613           557
   1996 Series 6% Convertible Preferred Stock,
     issued and outstanding 12.5 shares in
     1996, liquidation preference of $13,090 in
     1996                                                      -             -
   1996-4 Preferred Stock, issued and
     outstanding 255 shares in 1996,
     liquidation preference of $2,573,474 in
     1996                                                      -             -
 Common stock, $.001 par value, 50,000,000
   shares authorized; 7,238,177 and 8,467,703
   shares issued and outstanding, respectively             7,238         8,468
 Additional paid-in capital                           32,568,175    32,486,345
 Less stock subscriptions receivable                  (1,094,237)     (311,758)
 Accumulated deficit                                 (22,597,629)  (25,727,529)
                                                     ------------  ------------
     Total stockholders' equity                        8,884,365     6,456,288
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $10,760,457   $ 7,953,172
                                                     ============  ============


          See accompanying notes to these consolidated financial statements.

                      FORELAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                              1995         1996        1997
                                          -----------  ----------- ------------
REVENUE:
  Oil sales                               $ 1,017,401  $1,958,348    2,213,336
  Operator and well service revenue            71,722      52,945       72,782
  Other income, net                            26,753       7,523       14,626
                                          -----------  ----------- ------------
     Total revenue                          1,115,876   2,018,816    2,300,744

EXPENSES:
  Oil production                              424,445     533,339      907,332
  Oil exploration                             618,895     834,407    1,252,838
  Dry hole, abandonment, and impairment
    costs                                     725,648   1,485,820      578,888
  General and administrative                  568,974     568,348      925,287
  Shareholder/investor services:
     Fair value of options under FAS 123            -     418,000            -
     Other                                    206,326     640,145      192,664
  Below market stock options                        -     159,500      185,371
  Bad debt expense                                  -           -       36,241
  Depreciation, depletion, and
    amortization                              862,563     711,608    1,288,780
                                          -----------  ----------- ------------
     Total expenses                         3,406,851   5,351,167    5,367,401
                                          -----------  ----------- ------------

OPERATING LOSS                             (2,290,975) (3,332,351)  (3,066,657)

OTHER INCOME (EXPENSE):
  Interest income                             140,688     107,234      113,407
  Interest expense                           (125,278)   (160,170)    (169,176)
  Loss on sale of oil and gas properties            -           -       (7,474)
                                          -----------  ----------- ------------

NET LOSS                                   (2,275,565) (3,385,287)  (3,129,900)

PREFERRED STOCK DIVIDENDS:
  Converted to common stock                         -     (61,138)    (164,029)
  Accrued                                           -     (24,064)           -
  Imputed                                           -  (2,245,000)    (216,000)
                                          -----------  ----------- ------------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                            (2,275,565) $(5,715,489) $(3,509,929)
                                          ===========  =========== ============

NET LOSS PER COMMON SHARE                   $    (.48)  $    (.99)   $    (.46)
                                          ===========  =========== ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                               4,757,000   5,752,000    7,656,400
                                          ===========  =========== ============





        See accompanying notes to these consolidated financial statements.

                                        FORELAND CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997



                                                                                                          NOTES FOR
                                 PREFERRED STOCK      COMMON STOCK       ADDITIONAL                      STOCK         TOTAL
                                 ----------------   -----------------       PAID-IN      ACCUMULATED  SUBSCRIPTION  STOCKHOLDERS'
                                  SHARES  AMOUNT     SHARES  AMOUNT        CAPITAL        DEFICIT      RECEIVABLE      EQUITY
                                --------- ------   --------- -------   -------------  -------------  ------------ -------------
BALANCES, January 1, 1995       1,282,210 $1,282  4,529,284   $4,529    $21,896,688  $(16,936,777)  $(1,257,250)   $3,708,472

 Preferred stock offering       1,015,334  1,015          -        -      1,521,985             -             -     1,523,000
 Offering costs                            -      -          -        -       (146,282)            -             -      (146,282)
 Preferred stock exchanged for
   common                        (808,524)  (808)   269,508      269            539             -             -             -
 Warrants issued below market           -      -          -        -         13,000             -             -        13,000
 Exercise of warrants for cash          -      -     42,611       43        191,706             -             -       191,749
 Note receivable for exercise of
    warrants                            -      -     30,556       31        137,469             -      (137,500)            -
 Collection of principal on notes       -      -          -        -              -             -        34,900        34,900
 Services rendered for common stock     -      -     15,000       15         82,173             -             -        82,188
 Accrued interest on notes              -      -          -        -              -             -      (118,590)     (118,590)
 Common stock returned by officers
    in payment of subscriptions
    receivable and accrued
    interest                            -      -    (57,159)     (57)      (385,761)            -       385,818             -
 Net-loss                               -      -          -        -              -    (2,275,565)            -    (2,275,565)
                                --------- ------   --------- -------   -------------  -------------  ------------ -------------

BALANCES, December 31, 1995     1,489,020  1,489  4,829,800    4,830     23,311,517   (19,212,342)   (1,092,622)    3,012,872

 Preferred stock offerings          5,255      5          -        -      7,549,995             -             -     7,550,000
 Offering costs                         -      -          -        -       (820,861)            -             -      (820,861)
 Preferred stock exchanged for
    common                       (675,533)  (676) 1,932,212    1,932         (1,256)            -             -             -
 Accrued preferred stock dividends
    converted to common stock           -      -     15,957       16            (16)            -             -             -
 Exercise of warrants for common
   stock                                -      -    455,050      455      1,937,822             -             -     1,938,277
 Fair value of options granted to
    consultants for services            -      -          -        -        418,000             -             -       418,000
 Options granted to employees at
    below market exercise prices        -      -          -        -        159,500             -             -       159,500
 Acquisition of oil and gas
   property for common stock            -      -      8,276        8         34,907             -             -        34,915
 Collection of principal on notes       -      -          -        -              -             -        28,850        28,850
 Accrued interest on notes              -      -          -        -              -             -       (51,901)      (51,901)
 Common stock returned by former
    officer in payment of
    subscriptions receivable and
    accrued interest                    -      -     (3,118)      (3)       (21,433)            -        21,436             -
 Net loss                               -      -          -        -              -    (3,385,287)            -    (3,385,287)
                                --------- ------   --------- --------  -------------  -------------  ------------ -------------

BALANCES, December 31, 1996       818,742    818  7,238,177    7,238     32,568,175   (22,597,629)   (1,094,237)    8,884,365
 Preferred stock exchanged for
   common                         (56,935)   (56) 1,126,872    1,127         (1,071)            -             -             -
 Accrued preferred stock dividends
    converted to common stock           -      -     71,759       71            (71)            -             -             -
 Fair value of options granted to                                                                                          7,033
    consultants for services            -      -     46,250       46          6,987             -             -
 Options granted to employees at
    below market exercise price         -      -          -        -         67,488             -             -        67,488
 Acquisition of oil and gas
   property for common stock            -      -      6,040        6         27,552             -             -        27,558
 Collection of principal on notes       -      -          -        -              -             -         2,323         2,323
 Accrued interest on notes              -      -          -        -              -             -       (66,544)      (66,544)
 Stock options returned by
    officers in payment of
    subscriptions receivable and
    accrued interest                    -      -          -        -              -             -       117,883       117,883
 Common stock returned in payment
    of subscriptions receivable and
    accrued interest                    -      -   (151,395)    (151)      (702,584)            -       728,817        26,082
 Issuance of common stock for
    option to acquire Petro Source      -      -    130,000      131        519,869             -             -       520,000
 Net-loss                               -      -          -        -              -    (3,129,900)            -    (3,129,900)
                                --------- ------  ---------- --------  -------------  -------------  ------------ -------------

BALANCES, December 31, 1997       761,807 $  762  8,467,703   $8,468    $32,486,345  $(25,727,529)   $ (311,758)   $6,456,288
                                ========= ======  ========== ========  =============  =============  ============ =============





             See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        ,


                                          FOR THE YEARS ENDED DECEMBER 31
                                      ---------------------------------------
                                          1995         1996          1997
                                      ------------  ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $(2,275,565)  $(3,385,287) $(3,129,900)
 Adjustments to reconcile net loss
 to net cash from operating
 activities:
     Depreciation, depletion and
     amortization                         862,563       711,608    1,288,780
     Bad debt expense                           -             -       36,241
     Abandonments and impairments         725,648     1,485,820      578,888
     Issuance of stock and options
     for services                          82,188       418,000        7,033
     Accrued note receivable interest    (118,590)      (51,901)     (66,544)
     Amortization of loan origination
     fee                                   46,750             -        3,912
     Below market stock options                 -       159,500       67,488
     Stock options surrendered for
     stock subscriptions receivable             -             -      117,883
     Loss on sale of assets                     -             -        7,474
     Oil and royalty interest
     conveyed under severance
     agreement                                  -             -      147,000
     Other                                      -        33,362            -
     Changes in operating assets and
     liabilities:
        (Increase) decrease in:
        Accounts receivable               426,720      (336,981)     522,698
        Inventory                         (10,178)          814       19,460
        Prepaid expenses and other         (3,523)       (8,219)     (30,627)
        Increase (decrease) in:
        Accounts payable and accrued
        expenses                          417,095      (568,345)    (102,230)
        Officers' salaries payable         37,500      (106,741)      78,555
                                      ------------  ------------ ------------
     Net cash provided by (used in)
        operating activities              190,608    (1,648,370)    (453,889)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets              41,607             -        2,050
 Additions to oil and gas properties   (1,883,496)   (5,314,837)  (1,407,481)
 Purchase of other property and
   equipment                               (7,264)      (41,314)     (71,917)
 Proceeds from note receivable             34,900             -            -
                                      ------------  ------------ ------------
     Net cash used in investing
        activities                     (1,814,253)   (5,356,151)  (1,477,348)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of stock            1,523,000     7,550,000            -
 Proceeds from exercise of warrants
   and options                            191,749     1,938,277            -
 Payment of offering and
   registration costs                    (153,363)     (813,780)           -
 Payment of long-term debt and
   promissory notes                          (966)     (404,237)    (355,533)
 Collection of principal on notes               -        28,850        2,322
  Proceeds from long-term debt                  -     1,000,000            -
                                      ------------  ------------ ------------
     Net cash provided by financing
        activities                      1,560,420     9,299,110     (353,211)
                                      ------------  ------------ ------------

INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                               (63,225)    2,294,589   (2,284,448)

CASH AND EQUIVALENTS, beginning of
year                                       93,715        30,490    2,325,079
                                      ------------  ------------ ------------

CASH AND EQUIVALENTS, end of year      $   30,490    $2,325,079    $  40,631
                                      ============  ============ ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -

    Cash paid for interest             $   41,327    $  175,508    $ 169,175
                                      ============  ============ ============

    Exercise of stock options and
      warrants in exchange for notes
      receivable                       $  137,500    $        -    $       -
                                      ============  ============ ============

    Below market warrants issued as
      loan origination fee             $   13,000    $        -    $       -
                                      ============  ============ ============

    Issuance of common stock for
      acquisition of oil and gas
      properties                       $        -    $   34,915    $  27,558
                                      ============  ============ ============

    Debt incurred for purchase of
      equipment                        $   28,294    $        -    $       -
                                      ============  ============ ============

    Return of common stock by
      officers for subscription
      receivable                       $  385,818    $   21,436    $ 728,817
                                      ============  ============ ============

    Accrued preferred stock
      dividends converted to common
      stock                            $        -    $   61,138    $ 164,032
                                      ============  ============ ============

    Issuance of common stock for
      option to acquire Petro Source   $        -    $        -    $ 520,000
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

  Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

  Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploratory wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling. Depreciation and depletion expense related to oil and gas properties amounted to $821,691, $663,160, and $1,243,485 for the years ended December 31, 1995, 1996, and 1997, respectively.

  Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

  Other Property and Equipment - Furniture, equipment, and vehicles are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 10 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $40,872, $48,448, and $45,295 for the years ended December 31, 1995, 1996, and 1997, respectively.

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

  As a result of this change in accounting, the Company recognized an impairment charge of $429,900 during the first quarter of 1996. Management believes this impairment charge primarily results from the change in accounting rather than a change in the economic and operating conditions related to the properties. During 1997, the Company recognized an impairment charge of $411,038. The allowance for impairment is included in accumulated depreciation and depletion in the accompanying balance sheets.

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

  Net Loss Per Common Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under FAS 128, basic EPS is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur in securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1995, 1996, and 1997 as all potential common shares were antidilutive.

  For the years ended December 31, 1996 and 1997, the Company recognized imputed preferred dividends of $2,245,000 and $216,000, respectively, in arriving at the net loss applicable to common stockholders. This charge relates to preferred stock that is convertible to common stock at a discount.

  Stock-Based Compensation - The Company accounts for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

  In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock-Based Compensation (FAS 123). FAS 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123. The Company did not adopt FAS 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

  The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, realizability of notes for common stock subscriptions receivable, assumptions affecting the fair value of options and warrants, impairment of unproved oil and gas properties, and oil reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of proved oil and gas properties. The Company's reserve estimates were determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Accordingly, the Company's estimates are expected to change as future information becomes available.

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

  Financial Instruments - Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1997, management's best estimate is that the carrying amount of all financial instruments approximates fair value.

  Reclassifications - Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the presentation in 1997. The reclassifications had no effect on the 1995 or 1996 net loss.


2.BASIS OF PRESENTATION:


  The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $25.7 million since inception, and the ability of the Company to continue as a going concern is dependent on its ability to successfully develop its oil and gas properties and ultimately achieve profitable operations. Management's plans in this regard are set forth below.

  As discussed in Note 12, the Company completed a debt financing arrangement in January 1998 which may provide up to $16.9 million in capital to fund future exploration, development and acquisitions. The initial cash drawn of $5,280,000 under the financing arrangement was allocated for certain accrued EOR and exploration costs and further 1998 specified development, 3D seismic data acquisition, and exploration drilling. The Company believes that the projected cash from operations, including the additional revenues expected to be received from development work to be completed during the year, will be sufficient to meet its anticipated cash requirements for 1998, while funds from the initial draw-down under its debt financing as well as further advances will fund significant exploration during the year. Based on current oil prices, the Company's net production revenue alone is not currently sufficient to meet all of its cash requirements for oil and gas production costs, general and administrative expenses, ongoing shareholder/investor relations, property maintenance expenditures, and payments of indebtedness.In the event that the Company determines to accelerate or expand its exploration effort, additional funds may be sought from cash proceeds from the exercise of options and warrants currently outstanding or the sale of other equity securities for cash. The Company may also attempt to reduce its funding requirements for exploration by entering into joint operations with other exploration firms. There can be no assurance that the Company would be successful in obtaining any additional funding or reaching joint exploration arrangements with other firms on terms acceptable or favorable to the Company.


3.STOCKHOLDERS' EQUITY:

  1991 Convertible Preferred Stock - At December 31, 1997, the Company has 40,000 shares of 1991 Convertible Preferred Stock issued and outstanding. These shares are convertible to an aggregate of 13,333 shares of common stock at the election of the holders.

  1994 Convertible Redeemable Preferred Stock - In 1994, the Company issued 1,316,210 shares of 1994 Convertible Redeemable Preferred Stock for net proceeds of $2,341,370. The Company issued to the placement agent in this offering warrants to purchase 65,811 shares of preferred stock which are exercisable before July 8, 1999, at an exercise price of $4.40 per share. At December 31, 1997, the Company has 165,140 shares of 1994 convertible redeemable Preferred Stock issued and outstanding. These shares are convertible to 55,047 shares of common stock.

  At the election of the holder, three shares of preferred stock may be converted into one share of common stock. The 1994 preferred stock is redeemable at $4.00 per share at the Company's option, and has a liquidation preference of $2.00 per share.

  1995 Convertible Redeemable Preferred Stock - In 1995, the Company completed the sale of 507,667 non-transferable units (the "Units") for $3.00 per unit. Each Unit consisted of two shares of preferred stock and one M warrant. At December 31, 1997, the Company has 556,667 shares of 1995 Convertible Redeemable Preferred Stock issued and outstanding. These shares are convertible to 185,556 shares of common stock. At the election of the holder, three shares of 1995 Preferred Stock may be converted into one share of common stock. The 1995 Preferred Stock has a liquidation preference of $1.50 per share. Each three M warrants entitles the holder to purchase, at any time through December 31, 1998, for $12.00 one share of Common Stock. M Warrants not exercised by December 31, 1998 will expire. The M Warrants may be redeemed by the Company under certain circumstances.

  1996 Series 6% Convertible Preferred Stock - In March 1996, the Company issued 500 shares of 6% Convertible Preferred Stock for gross proceeds of $500,000 and an additional 25 shares were issued to the placement agent. Each share was convertible into 3,333 shares of common stock, subject to adjustment in certain circumstances based on the market price of the common stock on the date of conversion. By December 31, 1997, all of the outstanding shares of 6% Convertible Preferred Stock had been converted into shares of Common Stock.

  1996-2 Preferred Stock - The Company issued 1,700 shares of 1996-2 Preferred Stock in an offering completed in May 1996 for which the Company received gross proceeds of $1,700,000. By December 31, 1997, all of the shares of 1996-2 Preferred Stock had been converted into shares of Common Stock.

  1996-3 Preferred Stock - The Company issued 2,775 shares of 1996-3 Preferred Stock in an offering completed in July 1996 for which the Company received gross proceeds of $2,775,000. By December 31, 1997, all of the shares of 1996-3 Preferred Stock had been converted into shares of Common Stock.

  1996-4 Preferred Stock - The Company issued 255 shares of 1996-4 Preferred Stock in an offering completed in November 1996 for which the Company received gross proceeds of $2,550,000. The 1996-4 Preferred Stock became convertible 15% on March 20, 1997, and 15% each month thereafter. Each share of 1996-4 Preferred Stock is convertible into 1,333 shares of Common Stock, plus an accretion at 8% per annum, subject to adjustment in certain circumstances based on the market price of the Common Stock at the time of conversion. By December 31, 1997, all shares of 1996-4 Preferred Stock had been converted into shares of Common Stock.

  Preferred Stock Warrants - The Company has outstanding warrants exercisable at prices ranging from $6.60 to $8.25 to purchase preferred stock convertible into an aggregate of 90,541 shares of common stock.

  Imputed Preferred Stock Dividends - Under the terms of each Series of 1996 Preferred Stock, the holder was provided the opportunity to convert shares of Preferred Stock to common stock pursuant to a formula that provides a minimum discount of 10% to 35% of the market price of the Company's common stock. In substance, this discount represents a dividend to the preferred holders.
  This dividend is recognized in the accompanying statement of operations over the period from the issuance date to the earliest date when each series of Preferred Stock is convertible. For the years ended December 31, 1996 and 1997, the aggregate amount of imputed dividends amount to $2,245,000 and $216,000, respectively.

4.INCOME TAXES:

  Deferred tax assets (liabilities) are comprised of the following at December 31, 1996 and 1997:

                                            1996             1997
                                       --------------   --------------
Long-term deferred tax assets
(liabilities):
  Net operating loss carryforward       $ 10,735,000     $11,645,000
  Property and equipment basis              (680,000)       (430,000)
  differences
  Below-market stock options                 200,000         200,000
                                       --------------   --------------

Net deferred tax assets                   10,255,000      11,415,000

Less valuation allowance                 (10,255,000)    (11,415,000)
                                       --------------   --------------


Net deferred tax assets                 $          -     $         -
                                       ==============   ==============




  The Company has a net operating loss carryforward of approximately $31.5 million for income tax purposes. This carryforward expires in varying amounts from 1999 through 2012. A portion of this net operating loss carryforward may be subject to reduction or limitation of use as a result of change in ownership or certain consolidated return filing regulations.


5.SIGNIFICANT CONCENTRATIONS:

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

  Two purchasers account for all of the Company's oil sales.  As discussed in
  Note 9, the Company has an option exercisable through 1998 to acquire ownership of one of the purchasers.


6.LONG-TERM DEBT:

  Long-term debt at December 31, 1996 and 1997, consists of the following:

                                                   1996           1997
                                               ------------   ------------

  Note payable pursuant to revolving credit
  agreement.  Interest at variable rate (11%
  at December 31, 1997), collateralized by
  oil and gas properties.                      $ 1,000,000     $  650,000

  Other installment notes.  Interest at
  13.4%, monthly principal and interest
  payments of approximately $639 through
  October 1999 when the remaining balance is
  due.  The notes are  collateralized by
  vehicles.                                         23,091         18,252
                                               ------------   ------------

    Total long-term debt                         1,023,091        668,252

  Less current maturities                           (4,844)       (25,301)
                                               ------------   ------------

    Total long-term debt, less current
    maturities                                 $ 1,018,247     $  642,951
                                               ============   ============


  The revolving credit agreement contains certain covenants, including those that limit or prohibit the Company from paying dividends, selling assets and incurring additional indebtedness, as well as maintaining certain financial covenants. During 1997, the Company had violated certain covenants in the credit agreement and the bank had the right to accelerate the due date of the loan. As discussed in Note 12, the Company repaid borrowings under the credit agreement in January 1998 and refinanced the balance under a long-term arrangement. At December 31, 1997, the aggregate maturities of long-term debt were determined based on the principal payments required under the new credit agreement for the refinanced borrowings, and are summarized as follows:

            Year Ending
            December 31,
            ------------
                1998                               $   25,301
                1999                                  139,915
                2000                                  143,339
                2001                                  161,518
                2002                                  198,179
                                                   -----------

                                                   $  668,252
                                                   ===========


7.  COMMITMENTS AND CONTINGENCIES:


    Operating Leases - The Company currently rents administrative office space and equipment under noncancelable leases. Total rental expenses incurred under operating leases amounted to $67,382, $69,879, and $60,125 for the years ended December 31, 1995, 1996, and 1997, respectively. The total minimum rental commitment under the Company's office lease is approximately $30,000.

    Delay Rentals - At December 31, 1997, the Company has an investment in undeveloped oil and gas leases with a carrying value of $471,537. In order to retain these leases, management estimates that delay rental payments of approximately $195,000 will be required in 1998. Delay rental expense amounted to $214,019 for the year ended December 31, 1997 and is included in oil exploration expense in the statement of operations.

    Employment Agreements - In September 1997, the Company entered into employment agreements with four officers, directors, and employees of the Company. The agreements automatically renew each month for a period of 3 years and provide for aggregate annual salaries of $388,000. The agreements also provide for an increase in the aggregate annual salaries to $484,000 when the Company sustains net oil production at an average of at least 1,000 barrels of oil per day for any calendar month.

    Director and Employee Royalties - During 1996, the Company agreed to transfer a 1% overriding royalty interest in substantially all of the Company's wells to a limited liability company to be formed to hold this interest. The proceeds from this royalty interest are required to be distributed to employees as additional compensation.

    During October 1997, in connection with a director's severance arrangements, the Company agreed to transfer a 1% overriding royalty in properties which comprise substantially all of the Company's proved reserves. The estimated fair value of this royalty interest of approximately $147,000 is included in general and administrative expenses in the 1997 statement of operations.

    Environmental - The Company is subject to extensive Federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

    Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.


8.  STOCK-BASED COMPENSATION:

    Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 1995, 1996, and 1997:


<CAPTION
                                         1995                          1996                          1997
                                -----------------------     ------------------------      -------------------------
                                               Weighted                     Weighted                       Weighted
                                               Average                      Average                        Average
                                 Number        Exercise       Number        Exercise          Number       Exercise
                                of Shares      Price         of Shares      Price           of Shares      Price
                                ----------  -----------     ----------   -----------      -----------   -----------

Outstanding, beginning of year   425,667    $     5.97        434,000    $     6.01         1,098,667        5.25


   Granted                         8,333          8.17        804,667          4.80         1,519,667        3.45

   Surrendered for notes
      receivable                       -          -                 -          -             (408,334)       5.70

   Expired                             -          -           (23,333)         8.13           (16,333)       6.13

   Repriced                            -          -          (116,667)         4.39          (140,667)       4.41
                                ----------                  ----------                    ------------

Outstanding, end of year         434,000          6.01      1,098,667          5.25         1,653,000        3.89
                                ==========                  ==========                    ============

    At December 31, 1997, outstanding options vest as follows:

                                              Number       Weighted Average
Vested at December 31,                      of Shares       Exercise Price
----------------------                      -----------   -----------------

      1997                                     788,000           $4.46
      1998                                     345,000            3.38
      1999                                     295,000            3.53
      2000                                     225,000            3.17
                                            -----------

                                             1,653,000            3.89
                                            ===========

   If not previously exercised, options outstanding at December 31, 1997, will expire as follows:

                                              Number       Weighted Average
Year Ending December 31,                    of Shares       Exercise Price
----------------------                      -----------   -----------------

      1998                                      16,667           $5.70
      1999                                      36,666            8.40
      2002                                     116,667            4.39
      2003 - 2006                              583,000            5.76
      2007                                     487,500            3.58
      2008 - 2010                              412,500            2.50
                                            -----------

                                             1,653,000            3.89
                                            ===========

    Options Subject to Shareholder Approval - In July 1996, the board of directors granted options to officers and directors for an aggregate of 400,000 shares of common stock, subject to approval by the Company's shareholders. The options will be submitted for consideration at the 1998 annual meeting. These options will be exercisable at $4.00 per share for a term of five years. Due to the contingency of shareholder approval, these options are not considered to be granted for accounting purposes at December 31, 1997. Accordingly, they have been excluded from the disclosures above and compensation cost, if any, will be measured on the date that shareholders approve the grants.

    Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended December 31, 1995, 1996, and 1997:

                                         1995                          1996                          1997
                                -----------------------     ------------------------      -------------------------
                                               Weighted                     Weighted                       Weighted
                                               Average                      Average                        Average
                                 Number        Exercise       Number        Exercise          Number       Exercise
                                of Shares      Price         of Shares      Price           of Shares      Price
                                ----------  -----------     ----------   -----------      -----------   -----------

Outstanding, beginning of year  1,002,537   $   15.51       1,006,224    $   15.58         326,025    $    9.38

   Granted for goods and
      services                    133,334        5.25         433,333         5.20               -            -
   Granted in equity
      offerings                   388,590        7.77          90,920         5.39               -            -
   Granted to previous
      holders of L warrants             -           -               -           -          414,000        12.00
   Reload grants                        -           -         175,200         9.23               -            -
   Anti-dilution adjustments       10,000        2.52          41,600         2.52               -            -
   Expired                       (169,035)       5.42        (956,202)       15.74               -            -
   Exercised                      (73,167)       4.50        (455,050)        4.26               -            -
   Repriced                      (286,035)       8.30         (10,000)        9.00               -            -
                                ----------                  ----------                    -----------

Outstanding, end of year        1,006,224       15.58         326,025         9.38         740,025        10.84
                                ==========                  ==========                    ===========


    All outstanding warrants and non-qualified options granted to non-employees were exercisable at December 31, 1997. If not previously exercised, these instruments will expire as follows:


                                              Number       Weighted Average
Year Ending December 31,                    of Shares      Exercise Price
------------------------                    ------------  -----------------

      1998                                     583,222        $ 12.00
      1999                                     110,000           6.61
      2000                                       8,333           4.50
      2001                                      38,470           6.79
                                            ------------

      Total                                    740,025          10.84
                                            ============



   For 433,333 options granted to non-employees for goods and services in 1996, the estimated fair value of these warrants was determined using the Black-Scholes option pricing model. Significant assumptions included a risk-free interest rate of 6.5%, expected volatility of 70%, and that no dividends would be declared during the expected term of the options. The weighted average contractual term of the options was approximately 1.4 years compared to a weighted average expected term of 1.0 year. The estimated fair value of these warrants amounted to $418,000, which was charged to operations during the year ended December 31, 1996.

   Reload Options - At December 31, 1997, options and warrants with a reload feature are outstanding for a total of 140,667 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an exercise period of 5 years.

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

   Also pursuant to the terms of the options exercised, the Company automatically granted new five year options to purchase 216,667 shares of Common Stock at $6.38 per share. In connection with the issuance of shares on the exercise of such options, in 1994 the optionees returned an aggregate of 24,118 shares of Common Stock to satisfy withholding obligations of the Company, as provided for in the terms of the options exercised. The first payment for the above referenced notes became due in September 1995, when the officers returned an aggregate of 57,159 shares of Common Stock in satisfaction of the first installment of principal and interest on their notes. In connection with employment agreements executed in 1996, the due dates for the September 1996 and 1997 installments were deferred for one year.

   The remaining balance due under these notes of $735,523 was satisfied in 1997 through the delivery of an aggregate of 151,395 shares of common stock owned by the directors. The fair value of these shares amounted to $617,640 and the directors also agreed to surrender stock options for an aggregate of 208,334 shares of common stock with an exercise price of $6.38 per share as additional consideration for the repayment of the notes receivable. The Company recognized a charge of $117,883 related to the exchange of the stock options for the remaining obligations under the notes receivable.

   Stock Appreciation Rights - At December 31, 1997, a total of 60,000 Stock Appreciation Rights (SARS) are outstanding. The SARS entitle the officers to receive cash, stock or a combination of both in an amount equal to the amount by which the fair market value of the Company's common stock on the date the SARS are exercised exceeds $13.68 per share. These SARS expire in May 1998.

   In 1994, the Company granted 15,000 SARS to an executive officer and director who resigned in May 1996. The SARS entitled the officer to receive cash, stock, or a combination of both in an amount equal to the amount by which the fair market value of the Company's common stock on the date the SARS are exercised exceeds $7.50 per share. These SARS expired in July 1996 due to termination of employment.

   Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, the Company recognizes compensation cost for options granted to employees to the extent that the market price of the Company's common stock exceeds the exercise price on the date of grant. If compensation cost had been recognized using the fair value method prescribed by FAS 123 rather than the intrinsic value method under APB 25,the Company's net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below.


                                              Year Ended December 31,
                                    ----------------------------------------
                                        1995          1996          1997
                                    ------------  ------------  ------------

   Net loss applicable to
   common stockholders:

      As reported                  $(2,275,565)  $(5,715,489)   $(3,509,929)

      Pro forma                     (2,293,000)   (6,648,000)    (5,068,313)

   Net loss per common share:

      As reported                   $  .48        $  (.99)      $  (.46)

      Pro forma                        .48          (1.19)         (.66)


    Since options granted to employees typically vest over several years and the Company typically makes grants each year, the pro forma disclosures during the initial phase-in period for FAS 123 may not be representative of the impact expected in future years. The weighted average fair value of options granted to employees amounted to $2.12, $3.03, and $1.54 for the years ended December 31, 1995, 1996, and 1997, respectively. The fair value of each employee option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Year Ended December 31,
                                    ----------------------------------------
                                        1995          1996          1997
                                    ------------  ------------  ------------



   Expected volatility                  65.0%         70.0%          70.0%

   Risk-free interest rate               6.8%          6.5%           6.4%

   Expected dividends                      -            -              -

   Expected terms (in years)             3.0           4.7            6.7



9.  OPTION AGREEMENT:

    On December 31, 1997, the Company entered into an Option and Purchase Agreement with Petro Source Corporation, a closely-held corporation, pursuant to which the Company obtained an option to acquire at any time prior to December 31, 1998, certain of the businesses and business assets of Petro Source Refining Corporation and Petro Source Transportation. The optioned assets include a refinery which processes crude oil produced by the Company and other Nevada operators, a processing facility, and rolling stock utilized by Petro Source Transportation to gather crude oil and distribute products.

    The price for the option was $520,000 and the Company agreed to deliver 130,000 shares of Common Stcok for the option consideration. The Company may be required to deliver additional shares or cash to the extent that the value realized upon the sale of the shares by Petro Source is less than $520,000. The purchase price for the optioned assets is $5 million or four times the annual income of the businesses to be purchased, with certain adjustments.


10. FOURTH QUARTER ADJUSTMENTS AND TRANSACTIONS:


    During the fourth quarter of 1997, the Company recognized impairment expense of $411,000 related to a well in progress that was determined to be uneconomic. Other transactions recognized in the fourth quarter which impacted the Company's operations included a stock-based compensation charge of $117,883 related to the surrender of options by employees for notes receivable.

11. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:


    All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                                         DECEMBER 31,
                                                  --------------------------
                                                       1996         1997
                                                  ------------  ------------

  Proved oil and gas producing properties          $9,678,986   $11,406,799
   Wells in progress                                  421,167             -
  Unproved properties, net of allowance for
     impairment of $100,000 in 1996 and $169,000
     in 1997                                          475,502       471,537
                                                  ------------  ------------
                                                   10,575,655    11,878,336
  Accumulated depreciation, depletion and
     amortization                                  (3,276,444)   (5,114,382)
                                                  ------------  ------------

                                                   $7,299,211   $ 6,763,954
                                                  ============  ============

  Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the three years ended December 31, 1995, 1996, and 1997 are as follows:

                                           1995         1996        1997
                                        ----------   ----------  ----------

    Acquisition costs                   $  46,597    $2,908,254  $ 358,403
                                        ==========   ==========  ==========


   Exploration costs                    $1,024,008   $2,205,883  $1,252,838
                                        ==========   ==========  ==========


   Development costs                    $2,414,265   $ 477,210   $1,076,636
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

  At December 31, 1997, approximately 37% of the Company's reserves are attributable to undeveloped properties which are scheduled to be drilled over the next two years at an estimated cost of approximately $2,240,000. Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Hence, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

  Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil reserves (in barrels) as of December 31, 1995, 1996, and 1997:

                                         1995        1996        1997
                                      ----------  ----------  ----------

Proved reserves, beginning of year    1,848,000   2,006,000    3,723,000
  Production                            (88,000)   (118,000)    (180,000)
  Purchase of reserves in place               -   1,321,000       16,000
  Transfer of royalty interests to            -     (50,000)     (28,000)
     employees
  Discoveries, extensions and other     724,000     646,000            -
     additions
  Revisions of previous estimates      (478,000)    (82,000)  (1,234,000)
                                     -----------  ----------  -----------

Proved reserves, end of year          2,006,000   3,723,000    2,297,000
                                     ===========  ==========  ===========

Proved developed reserves, beginning
of year                                992,000    1,175,000    1,900,000
                                     ===========  ==========  ===========

Proved developed reserves, end of
year                                 1,175,000    1,900,000    1,449,880
                                     ===========  ==========  ===========


  Standardized Measure of Discounted Future Net Cash Flows (Unaudited) -

  Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

  Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor. The Company's year-end reserve report was prepared based upon the December 31, 1997 oil price averaging approximately $12.43 per barrel. In February 1998, the Company was receiving approximately $10.00 per barrel of oil sold.

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

                                                     DECEMBER 31,
                                     -----------------------------------------
                                         1995          1996          1997
                                     ------------  ------------ --------------

Future cash inflows                  $ 25,926,000  $67,226,000   $28,838,000
Future production costs               (11,092,000) (19,216,000)  (14,502,000)
Future development costs               (2,754,000)  (5,182,000)   (2,240,000)
Future income tax expense                       -   (3,630,000)            -
                                     ------------- ------------ --------------
Future net cash flows                  12,080,000   39,198,000    12,096,000

10% annual discount for estimated
timing of cash flows                   (5,880,000) (18,218,000)   (5,384,000)
                                     ------------- ------------ --------------
Standardized measure of discounted
future net cash flows                $  6,200,000  $20,980,000   $ 6,712,000
                                     ============= ============ ==============



  The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1995, 1996, and 1997:

                                                       DECEMBER 31,
                                     -----------------------------------------
                                         1995          1996          1997
                                     ------------  ------------ --------------

Standardized measure, beginning of
year                                   $5,111,000   $6,200,000   $20,980,000
Sales of oil and gas, net of
production costs                         (593,000)  (1,425,000)   (1,306,000)
Extensions, discoveries and other,
net                                     4,122,000    6,977,000             -
Purchase of reserves in place                   -    8,964,000        37,000
Transfer of royalty interests to
   employees                                    -     (290,000)     (213,000)
Net change due to revisions in
   quantity estimates                  (2,565,000)  (1,913,000)   (5,728,000)
Net change due to changes in prices
   and production costs                    (2,000)   5,719,000   (13,530,000)
Net change in future development
costs                                    (384,000)  (1,930,000)    2,432,000
Net change in income taxes                      -   (1,942,000)    1,942,000
Accretion of discount                     511,000      620,000     2,098,000
                                     ------------- ------------ --------------

Standardized measure, end of year      $6,200,000  $20,980,000    $6,712,000
                                     ============= ============ ==============


12.SUBSEQUENT EVENTS:

   Debt Financing - In January 1998, the Company completed a $16.9 million debt financing with Energy Income Fund, L.P. (EIF). The funds will be used in the enhanced oil recovery program and development drilling in the Eagle Springs field, 3D seismic acquisition, the drilling of 3D defined exploration targets, the acquisition of producing properties, and to retire existing debt. In January 1998, the Company borrowed $3,585,000 of its new available debt financing to fund the implementation of a high pressure air injection program, including compressors and buildings in the Company's Eagle Springs field, a 3D seismic program on the Company's Pine Creek property, the retirement of existing debt and the payment of closing costs. An additional $1,846,000 was placed into an escrow account to fund the drilling and completion of two development wells and one exploratory well.

   Pursuant to the terms of the financing arrangement, the Company is required to make payments of interest only through November 1998, after which payments of principal and interest are required to amortize the indebtedness generally over a 48-month period; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance is due on January 1, 2002. The Company also agreed to transfer to EIF a 3% overriding royalty interest in the Company's interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.

   Amounts due under the financing arrangement are collateralized by oil and gas properties and the Company is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. The Company has issued to EIF five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share. The Company granted EIF the right to designate a representative for appointment to the Board of Directors of the Company.

   Acquisition of Oil and Gas Properties - In January 1998, the Company entered into an agreement to acquire the remaining 40% working interest in the Ghost Ranch field. The net purchase price was $470,000 and the Company now owns a 100% working interest in substantially all of the Company's proved oil and