Form 10-Q
period 1998-03-31
FORELAND CORP
filed 1998-05-15
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998






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

      As of May 13, 1998, the Company had outstanding 8,542,255 shares of its common stock, par value $0.001 per share.

                                     PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

      The consolidated condensed financial statements included herein have been prepared by Foreland Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                               MARCH 31, 1998     DEC. 31, 1997
                                               --------------     -------------
                  ASSETS
Current assets:
   Cash and cash equivalents................... $ 3,752,951         $  40,631
   Accounts receivable - trade.................     221,102           245,041
   Inventory...................................     103,029            61,108
   Prepaid expenses and other..................       7,653            11,998
                                                -----------         ---------
         Total current assets..................   4,084,735           358,778

Property and equipment, at cost:
   Oil and gas properties, under the
    successful efforts method..................  12,433,941        11,878,336
   Other property and equipment................     364,792           362,171
                                                -----------         ---------
                                                 12,798,733        12,240,507

   Less accumulated depreciation, amortization,
    depletion, and impairment................... (5,497,410)       (5,346,333)
                                                  7,301,323         6,894,174
Other assets:
   Option to acquire Petro Source Refinery.....     528,262           520,000
   Deposits and other..........................     657,854           180,220
                                                -----------         ---------
                  Total other assets...........   1,186,116           700,220


Total assets................................... $12,572,174       $ 7,953,172




   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.......   $ 634,651        $  424,769
   Current maturities of long-term debt........     205,727            25,301
   Oil and gas sales payable...................      40,169            39,587
   Officers' salaries payable..................     386,305           364,276
                                                -----------         ---------
         Total current liabilities.............   1,266,852           853,933

Long-term debt.................................   4,682,606           642,951
Stockholders' Equity:
   Preferred Stock, $0.001 par value, 5,000,000
    shares authorized.
      1991 Convertible Preferred Stock, 40,000
       and 40,000 shares issued and outstanding,
       respectively,li quidation preference
       $1.25 per share.........................          40                40
      1994 Convertible Preferred Stock, 165,140,
       and  165,140 shares issued and outstanding,
       respectively, liquidation preference
       $2.00 per share.........................         165               165
      1995 Convertible Preferred Stock, 421,103,
       and 556,667 shares issued and outstanding,
       respectively, liquidation preference
       $1.50 per share.........................         421               557
   Common Stock, $0.001 par value, 50,000,000
      shares authorized; 8,520,922 and 8,467,703
      shares issued and outstanding,
      respectively.............................       8,521             8,468
   Additional paid-in capital..................  33,676,741        32,486,345
   Less note and stock subscriptions
    receivable.................................    (318,145)         (311,758)
   Accumulated deficit......................... (26,745,027)      (25,727,529)
                                                -----------         ---------
         Total stockholders' equity............   6,622,716         6,456,288


Total liabilities and stockholders' equity.....$ 12,572,174       $ 7,953,172
                                               ============       ===========

       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------     -----------

REVENUES:
   Oil and gas sales...............................    $412,752     $690,878
   Operator and well service sales.................         --         7,284
   Other income, net...............................          59        2,087
                                                     -----------   ---------
         Total revenues............................     412,811      700,249

EXPENSES:
   Oil and gas production..........................     447,191      221,057
   Oil and gas exploration.........................     258,045      219,611
   Well service costs..............................         304          399
   Dry hole, abandonment, and impairment  costs ...      72,573        6,096
   General and administrative......................     207,039      218,114
   Shareholder / investor services
      Other........................................      40,618       83,134
   Compensation - below market options.............       6,164       16,475
   Depreciation, depletion, and amortization.......     156,778      159,575
                                                      -----------   ---------

         Total expenses............................    1,188,712     924,461
                                                     -----------   ---------

   Net  operating loss.............................    (775,901)    (224,212)

Other income (expense):
   Interest income.................................      46,924       34,526
   Interest expense................................    (291,984)     (27,008)
   Gain on sale of assets..........................       3,460           --
                                                     -----------   ---------

Net loss........................................... $(1,017,501)   $(216,694)

Preferred stock dividends
   Accrued.........................................          --      (51,188)
   Imputed.........................................          --     (130,130)

Net loss applicable to common stockholders......... $(1,017,501)    $(404,012)
                                                    ===========     =========


Net loss per common share..........................    $  (0.12)    $   (0.06)
                                                    ===========     =========


Weighted average number of common
   shares outstanding..............................    8,520,900    7,249,200
                                                    ============    =========




       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      1998            1997
                                                  ------------    -------------

Cash flow from operating activities:
   Net loss....................................... $(1,017,501)   $  (216,694)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation, depletion, and amortization......     152,865        159,575
   Dry hole, abandonment and impairment costs.....      72,573          6,096
   Issuance of stock for services.................      18,150             --
   Accrued note receivable interest income........      (6,381)       (17,941)
   Amortization of loan origination fee...........     159,792            987
   Compensation - below market options............       6,164         16,475
   Gain on the sale of assets.....................      (3,460)            --

   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................      24,640        285,317
         Advances to employees and officers.......        (351)          (516)
         Inventory................................     (41,921)       (11,823)
      Prepaids and other..........................    (195,573)         6,207
      Increase (decrease) in:
         Accounts payable.........................     210,464       (185,435)
         Salaries payable.........................      22,029          7,203
                                                   -----------    -----------
            Net cash provided by operating
             activities...........................    (598,510)        49,451

Cash flows from investing activities:
   Additions to oil and gas properties............    (978,179)      (728,460)
   Purchase of other property.....................      (4,949)       (16,585)
                                                   -----------    -----------
            Net cash (used in) provided by
             investing activities.................    (983,128)      (745,045)

Cash flows from financing activities:
   Proceeds from exercise of warrants and options.      16,000             --
   Proceeds from sale of assets...................       4,000             --
   Proceeds from borrowing long-term debt.........   5,925,279             --
   Repayment of long-term debt....................    (651,321)      (101,316)
                                                   -----------    -----------
      Net cash provided by financing activities...   5,293,958       (101,316)
                                                   -----------    -----------
   Increase (decrease) in cash and
    cash equivalents..............................   3,712,320       (796,910)
Cash and cash equivalents, beginning of period....      40,631      2,325,079
                                                   -----------    -----------
Cash and cash equivalents, end of period.......... $ 3,752,951    $ 1,528,169
                                                   ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest......................... $   123,663    $    19,805
                                                   ===========    ===========
   Value of warrants given as consideration
    for long-term debt............................ $ 1,150,000             --
                                                   ===========    ===========



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    OIL AND GAS PROPERTIES:

      With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing program is coordinated with prospect generation and exploration results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold cost. The Company currently has approximately 166,400 gross acres under lease.

2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS:

      During the first quarter of 1998 the Company issued 4,031 shares of stock for services received associated with consulting associated with the Company's enhanced oil recovery project at Eagle Springs and for services of investor information dissemination.

      In March 1998, an employee exercised options for 4,000 shares.

      During the quarter ended March 31, 1998, the holders of 135,564 shares of the Company's 1995 Preferred Stock converted such preferred shares into 45,188 shares of Common Stock.

3.    LONG TERM DEBT:

      In January 1998, the Company completed a $16.9 million debt financing with Energy Income Fund. The funds will be used in the enhanced oil recovery program and development drilling in the Eagle Springs field, 3D seismic acquisition, the drilling of 3D defined exploration targets, the acquisition of producing properties, and to retire existing bank debt. In January 1998, the Company borrowed $3,585,000 of its new available debt financing to fund the implementation of a high pressure air injection program, including compressors and buildings in the Company's Eagle Springs field, a 3D seismic program on the Company's Pine Creek property, the retirement of existing bank debt and the payment of closing costs. An additional $1,846,000 was placed into an escrow account to fund the drilling and completion of two development wells and one exploratory well.

      Pursuant to the terms of the financing arrangement, the Company is required to make payments of interest only through November 1998, after which payments of principal and interest are required to amortize the indebtedness generally over a 48-month period; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance is due on January 1, 2002. The Company also agreed to transfer to Energy Income Fund a 3% overriding royalty in the Company's interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.

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

4.    RELATED PARTY TRANSACTIONS:

      The Company owed $386,305 in salaries and interest to two current officers and directors, and a former officer and director, at March 31, 1998. The Company also had outstanding loans to one current officer and director and two former officers and directors in the amount of $296,648 as of such date.

     In September 1997, the Company entered into new employment agreements with its executive officers in order to provide to a prospective lender assurances that key management personnel would have a strong incentive to remain in their positions during the term of the loan. N. Thomas Steele and Bruce C. Decker are employed at salaries of $125,000 and $119,000, respectively. The agreement with Grant Steele provides a monthly salary of $6,000, $1,500 of which will be paid in cash and $4,500 of which will accrue and will be paid only toward the payment of the purchase price on the exercise of options held by him. The agreements for
N. Thomas Steele and Bruce C. Decker provide for a $48,000 increase in each such executive officer's annual salary at such time as the Company achieves sustained net oil production of at least 1,000 barrels per day for any calendar month. In addition, each agreement provides for annual salary increases on each anniversary by the percentage increase, if any, in the Consumer Price Index for the prior year, or as otherwise determined by the board of directors. The Company granted to each of such executive officers 10-year options to purchase 200,000 shares of Common Stock (50,000 shares in the case of Grant Steele) at an exercise price of $2.50 per share and 10-year options to purchase 100,000 shares each at $4.00 per share. All of such options were immediately vested to purchase 25% of the covered shares and vest in equal increments on each of the next succeeding three anniversary dates of the agreement. Each such employment agreement is for a 36-month term and is automatically renewed each month for a new 36-month term. The employment agreements contain covenants not to compete for two years after termination of employment, restrictions on the disclosure of confidential information, provisions for reimbursement of expenses and payment of major medical insurance coverage, and an agreement of the Company to register securities of the Company held by such persons at the request of the employees. In the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment, in cash or Common Stock, at the executive's option, in an amount equal to the executive's base salary for the remaining term of his respective employment agreement plus any incentive compensation previously earned. In addition, all options held by the executive shall immediately become vested and exercisable and the executive shall receive, in consideration of the cancellation of such options, payment equal to the fair market value of the options granted under the employment agreement times the number of unexercised options.

5.    INCOME TAXES:

      The Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1993. Financial statements of prior years have not been restated to apply the new method retroactively. The change in accounting method had no effect on the net loss for 1993 or prior years.

      The Company has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1997, the Company has unused net operating loss carry-forwards of approximately $31,500,000. This carryforward expires in varying amounts from 1999 to 2012.

6.    SUBSEQUENT EVENTS:

      In April 1998 the Company plugged the Eagles Springs #14-35 well. This was a step-out well that would have extended the Eagle Springs field had it been capable of production. The target formation in this well was not encountered; however, there were other formations that had oil shows but did not have the required porosity for the Company to attempt a completion of this well.

      In March 1998 the Company finished drilling the Eagle Springs #44-35 well. This well has been completed and the well was attached to the Eagle Springs production facility and began production in May 1998.

      In May 1998 the Company announced the discovery of a new field through drilling the Sand Dune #88-35 exploratory well. The Company is developing the completion procedure that it believes is necessary to maximize the potential of this well.

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

OVERVIEW

      This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 1997.

      Foreland Corporation was organized in June 1985 to advance an exploration project in the Great Basin and Range geologic province in Nevada that had been initiated by Gulf Oil Corporation. To date, the Company has funded its exploration program principally from debt and the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first three months of 1998 used cash of $598,500 when the Company reported a net loss from operations of $1,017,500, which resulted in part to non-cash charges against the Company's revenues, including $152,900 in depreciation, depletion, and amortization and $159,800 in amortization of long-term debt issuance cost. Changes in working capital components (current assets and current liabilities) also contributed $19,300 in cash. Operating activities used approximately $648,000 more cash than the corresponding period in 1997.

     During the first quarter of 1998, investing activities used net cash of $979,100 due to $978,200 in additions to oil and gas properties. The cash required for investing activities was provided from the issuance of long-term debt. During the corresponding period in 1997, investing activities used net cash of $745,000, consisting of $728,500 for additions to oil and gas properties.

     Financing activities provided $5,294,000 during the first quarter of 1998, consisting primarily of borrowing and refinancing of the existing bank debt. Additionally the Company received $16,000 from the exercise of options during the first quarter of 1998. During the corresponding period in 1997, the Company used $101,300 during the first quarter of 1997, consisting entirely of repayment of long-term debt.

      The Company requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for the Company to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Based on April 1998 production levels and prices, and the Company's current operating capital, the Company estimates that it is able to meet cash requirements for fixed and recurring operating costs, excluding any unusual expenditures. However, there can be no assurance that production levels will not decline or that current prices for oil will not decline, in which case the Company would require funds from external sources for operating deficiencies. Any improved operating margins resulting from increased production and reduced operating expenses or price increases would benefit the Company.

      As of March 31, 1998, the Company had a working capital surplus of $2,817,900 as compared to a surplus of $1,429,200 for the same period in 1997.


RESULTS OF OPERATIONS

      Three Months Ended March 31, 1998 and 1997

      For the first quarter period ending March 31, 1998, oil sales decreased 40.3% to $412,800 as compared to oil sales of $690,900 in the same period in 1997. The purchase of Plains Petroleum's interest in the Ghost Ranch field contributed $63,000 in sales in 1998. This decrease in the first quarter of 1998 was the result of both a 16.0% decrease in barrels produced, and a 33.5% decrease in price as compared to the same period in 1997. Well service and well operator income decreased $7,300 for the first quarter of 1998, when compared to the same period in 1997, resulting from the elimination of well service revenue and third party water disposal fees following the purchase of Plains Petroleum's 40% interest in the Ghost Ranch field. Other income decreased $2,000 as a result of reduction in equipment rental income.

      The Company's production expenses for the first quarter 1998 increased $226,100, or 102.3% to $447,200, with the Eagle Springs field production expenses increasing $200,500 primarily as a result of the Enhanced Oil Recovery project at the Eagle Springs field. Additionally the Ghost Ranch field contributed an additional $24,000 of which approximately $19,100 related to the 40% interest purchased from Plains Petroleum in the Ghost Ranch field.

      Oil and gas exploration expenses increased $38,400, or 17.5% to $258,000 for the first quarter of 1998 when compared to the same period in 1997. This is primarily due to decreased personnel cost of approximately $1,300, decreased lease rental cost of $15,500 and increased geological and geophysical cost of $57,000. Dry hole, abandonment, and impairment costs were $72,600 for the first
quarter ended March 31, 1998,   consisting of costs associated with the Eagle
Springs #14-35 well that was plugged in April 1998. This is a increase of $66,500 when compared to the same period in 1997.

      General and administrative expenses decreased $11,100 to $207,000 for the three-month period ended March 31, 1998, when compared to the same period in 1997. The primary contributors are decreases in professional fees of $24,700 associated with audit, accounting and legal fees, and an increase of $11,900 in personnel expenses. Shareholder and investor services decreased $42,500 due to reduced financial public relations information dissemination within the investment community. Depreciation, depletion, and amortization decreased for the three-month period ended March 31, 1998, by $2,800 to $156,800 when compared to the same period in 1997. Reduced basis in the Company's oil properties resulted in a lower depletion calculations.

      Interest income increased $12,400 to $46,900 for the three-month period ended March 31, 1998, when compared to the same period in 1997, primarily as a result of cash proceeds from the Company's debt financing being invested in short-term liquid assets. Interest expense increased $265,000 for the three-month period ended March 31, 1998 when compared to the same period in 1997.
This is primarily due to increase of $168,300 in amortization of loan origination fees and an increase of $97,200 in interest paid in association with the $16.9 million financing completed in January 1998.

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


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.


The following exhibits are included a part of this report:

Exhibit           SEC
  No.       Reference No.       Title of Document           Location
--------    -------------        ----------------------     -----------
27.01             27            Financial Data Schedule     This filing


      (b)   Reports on Form 8-K.


(B)  REPORTS ON FORM 8-K.

     During the quarter ended March 31, 1998, the Company filed the following reports on Form 8-K

 Date of Event Reported         Item Reported


   January 6, 1998           Item 5. Other Events

   January 9, 1998           Item 5. Other Events

   January 14, 1998          Item 5. Other Events

   February 19, 1998         Item 5. Other Events



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FORELAND CORPORATION
                                            (Registrant)



Dated:  May 14, 1998                   By: /s/ N. Thomas Steele
                                           President



Dated:  May 14, 1998                   By /s/ Don W. Treece
                                          Controller (Chief Financial Officer)