Form 10-Q
period 1998-06-30
FORELAND CORP
filed 1998-08-14
CIK 773326

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998






                             FORELAND CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


               NEVADA                                  87-0422812
   ------------------------------                     ------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


       12596 W. BAYAUD AVENUE
   SUITE 300, LAKEWOOD, COLORADO                         80228
 --------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)



                                (303) 988-3122
              --------------------------------------------------
             (Registrant's Telephone number, including area code)


                                NOT APPLICABLE
                 ---------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  [x]        No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 12, 1998, the Company had outstanding 8,548,922 shares of its common stock, par value $0.001 per share.

                                     PART I
                             FINANCIAL INFORMATION



                         ITEM 1.  FINANCIAL STATEMENTS


     The consolidated condensed financial statements included herein have been prepared by Foreland Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997


                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                June 30, 1998   Dec. 31, 1997
                                                -------------   -------------
      ASSETS
Current assets:
   Cash and cash equivalents...................   $1,317,994         40,631
   Accounts receivable - trade.................      147,072        245,041
   Inventory...................................      140,863         61,108
   Prepaid expenses and other..................        4,754         11,998
                                                  ----------     ----------
         Total current assets..................    1,610,683        358,778

Property and equipment, at cost:
   Oil and gas properties, under the
      successful efforts method................   13,084,013     11,878,336
   Other property and equipment................      367,388        362,171
                                                  ----------     ----------
                                                  13,451,401     12,240,507
   Less accumulated depreciation, depletion,
      and amortization.........................   (5,719,912)    (5,346,333)
                                                  ----------     ----------
             Total property and equipment .....    7,731,489      6,894,174

Other assets:
   Option to acquire Petro
    Source Refining Corporation................      571,572        520,000
   Deposits and other..........................      761,346        180,220
                                                 -----------     ----------
Total assets...................................  $10,675,090     $7,953,172
                                                 ===========     ==========

                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                June 30, 1998    Dec. 31, 1997
                                               -------------    -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.......    $ 576,177      $ 424,769
   Officers' salaries payable..................      408,889        364,276
   Oil and gas sales payable...................       26,950         39,587
   Current portion of long-term debt...........    1,076,240         25,301
                                                  ----------     ----------

         Total current liabilities.............    2,088,256        853,933

Long-term debt.................................    3,420,222        642,951

Stockholders' Equity:
   Preferred Stock, $0.001 par value, 5,000,000
     shares authorized.
      1991 Convertible Preferred Stock,
         40,000 and 40,000 shares issued and
         outstanding, respectively, liquidation
         preference  $1.25 per share...........           40             40
      1994 Convertible Preferred Stock,
         153,140 and 165,140shares issued and
         outstanding, respectively, liquidation
         preference  $2.00 per share...........          153            165
      1995 Convertible Preferred Stock,
         361,103 and 556,667shares issued and
         outstanding, respectively, liquidation
         preference  $1.50 per share...........          361            557
   Common Stock, $0.001 par value, 50,000,000 shares
     authorized; 8,548,922 and 8,467,703 shares
      issued and outstanding, respectively.....        8,549          8,468
   Additional paid-in capital..................   33,698,965     32,486,345
   Less note and stock subscriptions
      receivable...............................     (324,670)      (311,758)
   Accumulated deficit.........................  (28,216,786)   (25,727,529)
                                                 -----------    -----------

         Total stockholders' equity............    5,166,612      6,456,288
                                                 -----------    -----------

Total liabilities and stockholders' equity.....  $10,675,090    $ 7,953,172
                                                 ===========    ===========

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                              --------------------      ----------------------
                                1998         1997         1998          1997
                              --------   ---------      --------    -----------
REVENUES:
   Oil and gas sales.......  $ 317,554    $605,920      $730,306    $1,296,798
   Operator and well
    service income.........          0      19,622             0        26,906
   Other income, net.......      1,045       1,169         1,104         3,255
                             ---------    --------    ----------    ----------
         Total revenues....    318,599     626,711       731,410     1,326,959

EXPENSES:
   Oil and gas production..    444,433     277,778       891,624       498,835
   Oil and gas exploration.    218,222     197,970       476,267       417,583
   Well service costs......      2,161         511         2,465           911
   Dry hole and abandonment
    costs..................    417,892       3,262       490,465         9,358
   General and
    administrative.........    162,855     191,316       369,894       409,430
   Shareholder-investor
    services...............     30,361      46,513        70,979       129,647
   Compensation - below market
        options............      6,180      16,473        12,344        32,948
   Depreciation, depletion, and
      amortization.........    222,502     201,653       379,280       361,228
                             ---------    --------    ----------    ----------
         Total expenses....  1,504,606     935,476     2,693,318     1,859,940
                             ---------    --------    ----------    ----------
OPERATING LOSS.............$(1,186,007)  $(308,765)  $(1,961,908)  $  (532,981)

OTHER INCOME (EXPENSE)
   Gain (Loss) on sale
    of asset...............          0      (7,474)        3,460        (7,474)
   Interest income.........     35,064      38,100        81,988        72,626
   Interest expense........   (358,537)    (33,853)     (650,521)      (60,860)
                             ---------    --------    ----------    ----------

NET  LOSS .................$(1,509,480)  $(311,992)   $2,526,981   $  (528,689)
                             ---------    --------    ----------    ----------

Preferred stock dividends:
   Declared................          0     (26,855)            0       (26,855)
   Accrued ................          0     (27,773)            0       (78,921)
   Imputed ................          0     (68,658)            0      (198,788)
                             ---------    --------    ----------    ----------
   Total preferred stock
    dividend...............          0    (123,246)            0      (304,564)
                             ---------    --------    ----------    ----------

Net loss applicable to common
   shareholders............$(1,509,480)  $(435,238)  $(2,526,981)    $(833,253)
                            ==========    ========    ==========    ==========



NET LOSS PER COMMON
   SHARE...................$    (0.18)    $ (0.06)    $    (0.30)   $    (0.11)
                           ==========    ========     ==========    ==========


WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING............  8,538,600   7,342,500     8,508,800     7,296,100
                            ==========   =========   ===========    ==========

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                    Six Months Ended June 30,
                                                   --------------------------
                                                       1998            1997
                                                   ----------      ----------

Cash flow from operating activities:
   Net loss.......................................  $(2,526,981) $ (528,689)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation, depletion, and amortization......     379,279      361,228
   Dry hole, abandonment and impairment costs.....     490,465        9,358
   Issuance of stock for services.................      18,150        7,031
   Accrued note receivable interest income........     (12,912)     (38,978)
   Amortization of loan origination fee...........     326,063           --
   Compensation - Below market options............      12,344       32,948
   Loss on sale of other properties...............      (3,460)       7,474
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................      97,647      412,169
         Inventory................................     (79,755)       5,741
         Prepaids and other.......................    (395,584)       7,626
      Increase (decrease) in:
         Accounts payable.........................     138,770     (327,989)
         Salaries payable.........................      44,614        7,752
                                                    ----------    ---------
            Net cash used in operating activities.  (1,511,360)     (44,329)

Cash flows from investing activities:
   Additions to oil and gas properties............  (2,512,329)  (1,040,991)
   Purchase of other property.....................      (7,546)     (65,655)
   Proceeds from the sale of other property.......       4,000        2,050
                                                    ----------    ---------
            Net cash (used in) provided by
             investing activities.................  (2,515,875)  (1,104,596)

Cash flows from financing activities:
   Proceeds from exercise of warrants and options.      32,000           --
   Proceeds from borrowing long-term debt.........   5,925,270           --
   Payment of long-term debt......................    (652,681)    (252,672)
                                                    ----------    ---------
            Net cash provided by..................
          financing activities....................   5,304,598     (252,672)
                                                    ----------    ---------

Increase (decrease) in cash and cash equivalents..   1,277,363   (1,401,597)
Cash and cash equivalents, beginning of year......      40,631    2,325,079
                                                    ----------    ---------
Cash and cash equivalents, end of period..........  $1,317,994   $  923,482
                                                    ==========   ==========


Supplemental disclosures of cash flow information:
   Cash paid for interest.........................  $  306,804   $   45,314
                                                    ==========   ==========

   Non-cash investing and financing activities....  $   12,912   $   36,529
                                                    ==========   ==========

                     FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   OIL AND GAS PROPERTIES:

     With the Company's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. The Company's leasing program is coordinated with prospect generation and explorations results. As areas of interest are identified, the Company attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, the Company may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold costs. The Company currently has approximately 145,400 gross acres
under lease.   During the first six months of 1998 the Company purchased a working and royalty interest in the Kate Springs 12-2 well from unaffiliated third parties. This well is located approximately one half mile south of the Company's Ghost Ranch field.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS.

     During the first six months of 1998 the Company issued 4,031 shares of Common Stock for services. The Company issued 2,531 shares for research consulting services associated with Forelands enhanced oil recovery project at Eagle Springs, and 1,500 shares for services of investor information dissemination.

     In the first six months of 1998, two employees paid $32,000 to exercise their employee options for 8,000 shares of Foreland Common Stock.

     During the six month period ended June 30, 1998, the holders of 207,564 shares of the Company's 1994 and 1995 Preferred Stocks converted such preferred shares into 69,188 shares of Common Stock.


3.   LONG-TERM DEBT:

     In January 1998, the Company completed a $16.9 million debt financing with Energy Income Fund for use in the enhanced oil recovery program and development drilling in the Eagle Springs field, 3D seismic acquisition, the drilling of 3D defined exploration targets, the acquisition of producing properties, and to retire existing bank debt. In January 1998, the Company borrowed $3,585,000 of its new available debt financing to fund the implementation of a high pressure air injection program, including compressors and buildings in the Company's Eagle Springs field, a 3D seismic program on the Company's Pine Creek property, the retirement of existing bank debt and the payment of closing costs. An additional $1,846,000 was placed into an escrow account at closing. Funds have been withdrawn from the escrow account to fund the drilling of two Eagle Springs wells and the Sand Dune well. The escrow account had a balance of $961,200 as of June 30, 1998.

     Pursuant to the terms of the financing arrangement, the Company is required to make payments of interest only through November 1998, after which payments of principal and interest are required to amortize the indebtedness generally over a 48-month period; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance is due on January 1, 2002. The Company also agreed to transfer to Energy Income Fund a 3% overriding royalty in the Company's interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.
     Amounts due under the financing arrangement are collateralized by oil and gas properties and the Company is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. In connection with the establishment of the financing arrangement, the Company issued to Energy Income Fund five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share and granted Energy Income Fund the right to designate a representative for appointment to the board of directors of the Company. (See
Note 6.  "Subsequent Events.")


4.   RELATED PARTY TRANSACTIONS:

     The Company owed $378,479 in salaries and interest to two current officers and directors, and a former officer and director, at June 30, 1998. The Company also had outstanding loans to one current officer and director and two former officers and directors in the amount of $302,832 as of such date.

     In September 1997, the Company entered into new employment agreements with its executive officers in order to provide to a prospective lender assurances that key management personnel would have a strong incentive to remain in their positions during the term of the loan. Under such agreements, N. Thomas Steele and Bruce C. Decker are employed at salaries of $125,000 and $119,000, respectively. The agreement with Grant Steele provides a monthly salary of $6,000, $1,500 of which will be paid in cash and $4,500 of which will accrue and will be paid only toward the payment of the purchase price on the exercise of options held by him. The agreements with N. Thomas Steele and Bruce C. Decker provide for a $48,000 increase in each such executive officer's annual salary at such time as the Company achieves sustained net oil production of at least 1,000 barrels per day for any calendar month. In addition, each agreement provides for annual salary increases on each anniversary by the percentage increase, if any, in the Consumer Price Index for the prior year, or as otherwise determined by the board of directors. The Company granted to each of such executive officers 10-year options to purchase 200,000 shares of Common Stock (50,000 shares in the case of Grant Steele) at an exercise price of $2.50 per share and 10-year options to purchase 100,000 shares each at $4.00 per share. All of such options were immediately vested to purchase 25% of the covered shares and vest in equal increments on each of the next succeeding three anniversary dates of the agreement. Each such employment agreement is for a 36-month term and is automatically renewed each month for a new 36-month term. The employment agreements contain covenants not to compete for two years after termination of employment, restrictions on the disclosure of confidential information, provisions for reimbursement of expenses and payment of major medical insurance coverage, and an agreement of the Company to register securities of the Company held by such persons at the request of the employees. In the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment, in cash or Common Stock, at the executive's option, in an amount equal to the executive's base salary for the remaining term of his respective employment agreement plus any incentive compensation previously earned. In addition, all options held by any such executive shall immediately become vested and exercisable and the executive shall receive, in consideration of the cancellation of such options, payment equal to the fair market value of the options granted under the employment agreement times the number of unexercised options.


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

6.    SUBSEQUENT EVENTS:

      In July 1998, the Company entered into a joint venture exploration agreement with Conley P. Smith Operating Company covering Cave Valley, Nevada. With the assistance of Conley P. Smith Operating Company, the Company purchased the 30% interest in the Cave Valley prospect leases held by Dominion Reserves, Inc.

      Also in July 1998, the Company participated in the drilling of the Flat Top Federal 27-15 well, which was plugged and abandoned in August 1998, and announced that its Sand Dune 88-35 well had an initial production rate of 284 barrels of oil per day. In August 1998, the Company re-entered a previously plugged shallow well, located approximately 1/3 of a mile from the Sand Dune 88-35 well, to drill down to and test the deeper the producing zone encountered in the Sand Dune 88-35 well.


      On August 12, 1998, the Company completed the purchase from Petro Source Corporation, an independent crude oil processing, transportation, and trading firm based in Houston, Texas, of the Eagle Springs Nevada refinery, which manufactures asphalt and ancillary products from crude oil produced by the Company and other Nevada operators, a processing facility in Tonopah, Nevada, and trucks and related equipment used by Petrosource Transportation to gather crude oil and distribute products. In addition to the $520,000 payable in Common Stock to acquire the option, the Company paid $5,000,000 in cash and $2,676,322 in Common Stock and issued 100,000 additional shares of Common Stock. The terms of the purchase were the result of arm's length negotiations. The purchase of the refinery and transportation assets and related operations was effective for accounting purposes as of June 1, 1998.

      The Company's long-term debt financing arrangement with Energy Income Fund was revised to draw $5,000,000 to fund the purchase of the Eagle Springs and Tonopah asphalt refinery and transportation company and to enable the Company to draw additional funds for refinery working capital and revised enhanced oil recovery, development, and other corporate expenditures. The Company also increased an outstanding warrant to purchase 250,000 shares at $10.00 per share to 750,000 shares and reduced the exercise price to $6.00 per share. In addition, the Company sold to Energy Income Fund for $2,000,000 a total of 2,000 shares of 1998 Series Preferred Stock convertible into an aggregate of 333,333 shares of Common Stock. As of the date of such revisions, the Common Stock
traded at approximately $3.31 per share on the Nasdaq SmallCap Market.   Robert
Gershen, a manager of the general partner of Energy Income Fund, is a director of the Company; the disinterested members of the board of directors unanimously approved the terms of this transaction and believe them to be fair to the Company from a financial point of view.



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

      The Company was organized in June 1985 to advance an exploration project in the Great Basin and Range geologic province in Nevada that had been initiated by Gulf Oil Corporation. To date, the Company has funded its exploration program principally from debt and the sale of its equity securities. The Company also benefits from capital provided by oil industry participants for drilling and other exploration of certain oil prospects through joint arrangements typical in the oil industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first six months of 1998 used cash of $1,511,400 when the Company reported a net loss from operations of $2,527,000, which resulted in part from non-cash charges against the Company's revenues, including $379,300 in depreciation, depletion, and amortization and $326,100 in amortization of long-term debt issuance cost. Changes in working capital components (current assets and current liabilities) also contributed $436,100 in cash. Operating activities used approximately $1,467,100 more cash than the corresponding period in 1997.

     During the first quarter of 1998, investing activities used net cash of $2,515,900 due to $2,512,300 in additions to oil and gas properties. The cash required for investing activities was provided from the issuance of long-term debt. During the corresponding period in 1997, investing activities used net cash of $1,104,600, consisting primarily of $1,041,000 for additions to oil and gas properties.

     Financing activities provided $5,304,600 during the first six months of 1998, consisting primarily of borrowing under the newly established $16.9 million credit arrangement and refinancing of the existing bank debt. Additionally, the Company received $32,000 from the exercise of options during the first six months of 1998. During the corresponding period in 1997, the Company used $252,700 during the first and second quarter of 1997, consisting entirely of repayment of long-term debt.

      The Company has traditionally required cash for general and administrative expenses, maintaining its properties, and for other items that are required for operations, in addition to costs to advance its ongoing exploration and development program in Nevada. With the purchase of the asphalt refinery and transportation assets and operations in August 1998, the Company's requirements to fund planned capital improvements and refining and transportation working capital have increased. For an interim period, the Company intends to meet its traditional needs as well as these new requirements with funds drawn under its long-term debt financing arrangement and the sale of additional equity securities. The Company expects that, following an interim renovation and transition period, refinery and transportation operations and finished goods sales will provide sufficient funds for the Company's operating requirements, excluding exploration and development.

      Although the Company is continuing with its drilling program in Nevada in an effort to increase total production, there can be no assurance current oil production levels or prices will not decline, which may increase the Company's cash requirements. The Company expects that the operation of the recently acquired asphalt refinery and transportation assets and the sale of finished goods will improve the effective financial return to the Company from oil produced from its Nevada properties.

      As of June 30, 1998, the Company had a working capital deficit of $477,600 as compared to a surplus of $830,100 for the same period in 1997.

RESULTS OF OPERATIONS

      Three Months Ended June 30, 1998 and 1997

      For the second quarter period ending June 30, 1998, oil sales decreased 47.6% to $317,600 as compared to $605,900 in the same period in 1997, attributable principally to decreased production of oil from the Eagle Springs
and Ghost Ranch fields.    The decrease in the second quarter of 1998 was the
result of a 26.0% decrease in barrels sold and a 24.9% decrease in price as compared to the same period in 1997. Well service and well operator income decreased $19,600 for the second quarter of 1998, when compared to the same period in 1997, primarily due to a decrease of $15,700 in well service revenue due to a decrease in water disposal income, and a decrease of $3,800 in operator income.

      The Company's production expenses for the second quarter of 1998 increased $166,700, or 60.0% to $444,400, with the Eagle Springs field and its enhanced oil recovery project expenses contributing $173,400 and the Ghost Ranch field contributing $20,600. Production expenses related to the Company's remaining properties decreased $27,200, of which $26,000 of the decrease was cost associated with the plugging of the Tomera Ranch 33-1 well in 1997. These were one time costs that did not occur during the same period in 1998.
      Oil and gas exploration expenses increased $20,300 or 10.2% to $218,200 for the second quarter of 1998 when compared to the same period in 1997. This is primarily due to increased personnel cost of approximately $24,500. Dry hole, abandonment, and impairment costs were $417,900, primarily due to cost associated with the Eagle Springs 14-35 well which was plugged and the writing off of leases that were not in primary exploration areas.

      General and administrative expenses decreased $16,200 to $162,900 for the three-month period ended June 30, 1998, when compared to the same period in 1997. The primary contributors were decreases of $9,200 in personnel cost and $12,400 in professional fees. Shareholder and investor services decreased $16,200 due to a decrease in financial public relations and information dissemination within the investment community. Depreciation, depletion, and amortization increased for the three-month period ended June 30, 1998, by $20,800 to $222,500 primarily as a result of increased production.


      Interest income decreased $3,000 to $35,100 for the second quarter 1998, when compared to the same period in 1997. Interest received on notes receivable decreased $12,100, while interest received on cash being invested in short-term liquid assets increased $9,000. Interest expense increased $324,700 to $358,500, primarily due to interest on outstanding long-term debt, of which $166,300 was non-cash amortized issuance costs associated with the debt financing.

      Six Months Ended June 30, 1998 and 1997

      For the six months ending June 30, 1998, oil sales decreased 43.7% to $730,300 as compared to $1,296,800 in the same period in 1997, attributable to decreased production from the Ghost Ranch field of $159,500 and Eagle Springs field of $396,200. This decrease in the first six months of 1998 was the result of a 21.2% decrease in barrels sold and a 29.1% decrease in price as compared to the same six months in 1997. Well service and well operator income decreased $26,900 for the first six months of 1998, when compared to the same period in 1997, primarily due to a decrease of $19,200 in water disposal income and a decrease of $7,700 in operator income.

      The Company's production expenses for the first six months of 1998 increased $392,800, or 78.7% to $891,600, with the Eagle Springs field and its enhanced oil recovery project expenses contributing $374,700, and the Ghost Ranch field expenses increasing $36,600. Production expenses related to the Company's remaining properties decreased $18,400 when compared to the same period in 1997, attributable to a $26,000 decrease associated with the plugging of the Tomera Ranch 33-1 well in 1997. These were one time costs that did not occur during the same period in 1998.

      Oil and gas exploration expenses increased $58,700 or 14.1% to $476,300 for the first and second quarters of 1998 when compared to the same period in 1997. This is primarily due to increased personnel cost of approximately $51,500, decreased lease rental cost of $34,300, and increased geological and geophysical cost of $60,400, attributable to a one time $75,000 payment reducing geological and geophysical cost in 1997 from Hugoton/Maxwell as a result of its election not to complete a 3D seismic study. Dry hole, abandonment, and impairment cost were $490,500, primarily due to cost associated with the Eagle Springs 14-35 well which was plugged and the writing off of leases that were not in primary exploration areas.

      General and administrative expenses decreased $39,500 to $369,900 for the six months ended June 30, 1998, when compared to the same period in 1997. The primary contributor was a decrease in professional fees of $39,800 associated with one time accounting and legal fees, encountered in 1997, associated with the acquisition of Plains Petroleum's 40% interest in the Eagle Springs field and additional financial reporting requirements of FAS 123. Shareholder and investor services decreased $58,700 due to a decrease in financial public relations and information dissemination within the investment community. Depreciation, depletion, and amortization increased $18,100 for the six months ended June 30, 1998, when compared to the same six months in 1997, primarily as a result of increased production.


      Interest income increased $9,400 to $82,000 for the first six months of 1998, when compared to the same period in 1997. Interest received on notes receivable decreased $23,600, while interest received on cash being invested in short-term liquid assets increased $33,000. Interest expense increased $589,600 to $650,500, primarily due to interest on outstanding long-term debt, of which $326,100 was non-cash amortized issuance cost associated with the debt financing.


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

      The Company assesses the carrying cost of long-lived assets whenever events or changes of circumstances indicate that the carrying value of long-lived assets may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. As a result of the foregoing policy, the Company expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

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

                          PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

     (c)  ITEM 701--UNREGISTERED SALES

     During the quarter ended June 30, 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

     1. Individuals converted 12,000 shares of 1994 Preferred Stock into 4,000 shares of Common Stock and 60,000 shares of 1995 Preferred Stock into 20,000 shares of Common Stock. The shares of Common Stock issued in such conversions were issued without registration in reliance on the exemption from registration requirements of the Securities Act provided in S 3(a)(9) thereof.

     2.   One individual exercised options to purchase 4,000 shares of Common
Stock.

     The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in S 4(2) thereof.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 23, 1998, at the annual meeting of the Company's shareholders, the shareholders approved the following matters submitted to them for consideration:

(1) Elected Grant Steele, Lee V. Van Ramshorst, Bruce C. Decker, Robert D. Gershen, and N. Thomas Steele as directors of the Company (whose terms expire as indicated) as follows:

     Grant Steele            For:  95,716    Term Expires:  1999
     Lee B. Van Ramshorst    For:  95,397    Term Expires:  1999
     Bruce C. Decker         For:  99,479    Term Expires:  2000
     Robert D. Gershen       For:  94,903    Term Expires:  2000
     N. Thomas Steele        For:  85,092    Term Expires:  2001


(2)  Approved options granted to executive officers and directors of the
     Company:

        For  2,716,659    Against  1,024,906    Abstain    100,577

(3)  Approved options granted to newly appointed directors of the Company:

        For  2,739,382    Against    999,617    Abstain    103,143



                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



     (a)    Exhibits.  None.

     (b)    Reports on Form 8-K.

      During the quarter ended on June 30, 1998 the Company filed the following reports on form 8-K.

      DATE EVENT REPORTED              ITEM REPORTED
      --------------------             ----------------------
      April 14, 1998                   Item 5.   Other Events

      May 5, 1998                      Item 5.    Other Events

      May 18, 1998                     Item 5.    Other Events





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORELAND CORPORATION


Dated:  August 14, 1998            By:  /s/ N. Thomas Steele
                                        N. Thomas Steele, President



Dated:  August 14, 1998            By:  /s/ Don W. Treece
                                        Don W. Treece, Controller  (Chief
                                        Financial  Officer)