Form 10-Q
period 1998-09-30
FORELAND CORP
filed 1998-11-19
CIK 773326

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998




                             FORELAND CORPORATION
            (Exact name of registrant as specified in its charter)


               NEVADA                                  87-0422812
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


        143 UNION BOULEVARD
   SUITE 210, LAKEWOOD, COLORADO                         80228
(Address of principal executive offices)               (Zip Code)


                               (303)  988-3122
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 12, 1998, the Company had outstanding 9,423,191 shares of its common stock, par value $0.001 per share.

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



                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                SEPT. 30, 1998  DEC. 31, 1997
                                                --------------  -------------
      ASSETS

Current assets:
   Cash and cash equivalents...................$  1,435,060            40,631
   Accounts receivable - trade.................   4,140,273           245,041
   Inventory...................................   1,260,957            61,108
   Stock subscriptions receivable..............   2,000,000                 0
   Prepaid expenses and other..................     328,374            11,998
                                               -------------    -------------

         Total current assets..................   9,164,664           358,778

Property and equipment, at cost:
   Oil and gas properties, under
     the successful efforts method.............  13,684,636        11,878,336
   Refining and transportation plant,
   property and equipment......................   5,875,401                 0
   Other property and equipment................     443,197           362,171
                                               -------------    -------------
                                                 20,003,234        12,240,507
   Less accumulated depreciation,
   amortization, depletion, and impairment....   (6,327,704)       (5,346,333)
                                               -------------    -------------

             Total property and equipment .....   13,675,530        6,894,174

Other assets:
   Option to acquire Petro Source
     Refining Corporation......................           0           520,000
   Deposits and other..........................   1,338,781           180,220
                                               -------------    -------------

Total assets................................... $24,178,975      $  7,953,172
                                               =============    =============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....... $ 3,557,127         $ 424,769
   Officers' salaries payable..................     418,430           364,276
   Oil and gas sales payable...................      99,855            39,587
   Current portion of long-term debt...........  10,940,964            25,301
                                               -------------    -------------

         Total current liabilities.............  15,016,374           853,933

Long-term debt.................................      14,169           642,951

Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock, 40,000
        and 40,000 shares issued and outstanding,
        respectively, liquidation preference
        $1.25 per share........................          20                40
      1994 Convertible Preferred Stock, 153,140
        and 165,140 shares issued and
        outstanding, respectively, liquidation
        preference $2.00 per share.............         153               165
      1995 Convertible Preferred Stock, 361,103
        and 556,667 shares issued and
        outstanding, respectively, liquidation
        preference $1.50 per share.............         361               557
      1998 Convertible Preferred Stock, 2,000
        and 0 shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share.......................          20                 0
   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 8,548,922 and
        8,467,703  shares issued and outstanding,
        respectively...........................       9,419             8,468
   Additional paid-in capital..................  39,196,882        32,486,345
   Less note and stock subscriptions
      receivable...............................    (331,410)         (311,758)
   Accumulated deficit......................... (29,727,015)      (25,727,529)
                                               -------------    -------------

         Total stockholders' equity............   9,148,430         6,456,288
                                               -------------    -------------

Total liabilities and stockholders' equity.....$ 24,178,975       $ 7,953,172
                                               =============    =============



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPT. 30,                       SEPT. 30,
                                  ---------------------------     ----------------------------
                                       1998           1997            1998             1997
                                  -----------    ------------     ------------   -------------
REVENUES:
    Oil and gas sales...........   $ 346,906      $  484,558       $1,077,212     $1,781,356
    Refining and transportation
      sales.....................   4,204,027               0        4,204,027              0
    Operator and well service
      income....................           0          21,827                0         48,733
    Other income, net...........         393             730            1,497          3,985
                                  -----------    ------------     ------------   -------------

           Total revenues.......   4,551,326         507,115        5,282,736      1,834,074

EXPENSES:
    Oil and gas production......     186,369         249,766          704,030        748,601
    Enhanced oil recovery
      project...................     151,610               0          525,573              0
    Refinery/transport cost
      of goods..................   3,054,757               0        3,054,757              0
    Well service cost...........         437             138            2,902          1,049
    Oil and gas exploration.....     238,912         278,086          715,179        695,670
    Refinery/transport
      operating exp.............     557,960               0          557,960              0
    Dry hole and abandonment and
       impairment costs.........     672,805           2,360        1,163,270         11,718
    General and administrative..     312,668         170,151          682,562        579,581
    Shareholder-investor services     33,811          32,536          104,790        162,183
    Compensation - below market
         options................       6,180           9,589           18,524         42,537
    Depreciation, depletion, and
       amortization.............     416,113         187,369          795,393        548,597
                                  -----------    ------------     ------------   -------------
           Total expenses.......   5,631,622         929,995        8,324,940      2,789,936
                                  -----------    ------------     ------------   -------------
OPERATING LOSS.................. $(1,080,296)     $ (422,880)     $(3,042,204)     $(955,862)

OTHER INCOME (EXPENSE)
    Gain (Loss) on sale of asset      11,723               0           15,183         (7,474)
    Interest income.............      18,037          27,261          100,025         99,886
    Interest expense............    (421,970)        (54,236)      (1,072,491)      (115,097)
                                  -----------    ------------     ------------   -------------

NET  LOSS ......................$ (1,472,506)    $  (449,855)     $(3,999,487)     $(978,547)
                                  -----------    ------------     ------------   -------------

Preferred stock dividends:
    Declared....................           0        (137,174)               0       (164,029)
    Accrued ....................           0          78,921                0              0
    Imputed ....................           0         (16,823)               0       (215,611)
                                  -----------    ------------     ------------   -------------
    Total preferred stock
      dividend..................           0         (75,076)               0       (379,640)
                                  -----------    ------------     ------------   -------------

Net loss applicable to common
    shareholders................ $(1,472,506)     $ (524,932)     $(3,999,487)   $(1,358,187)
                                  ===========    ============     ============   =============


NET LOSS PER COMMON
    SHARE.......................   $    (0.16)    $     (0.07)     $    (0.46)     $   (0.18)
                                  ===========    ============     ============   =============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING................    9,019,000       7,648,500        8,680,700     7,414,900
                                  ===========    ============     ============   =============




       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     NINE MONTHS ENDED SEPT. 30,
                                                     ---------------------------
                                                       1998            1997
                                                     ---------      ---------

Cash flow from operating activities:

   Net loss...................................... $ (3,999,487)     $(978,547)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation, depletion, and amortization......     795,393        548,598
   Dry hole, abandonment and impairment costs.....   1,163,270         11,718
   Issuance of stock for services.................      18,150          7,031
   Accrued note receivable interest income........     (19,652)       (58,011)
   Amortization of loan origination fee...........     477,603          2,937
   Compensation - Below market options............      18,524         42,537
   Loss on sale of other properties...............     (15,183)         7,474
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................    (488,608)       544,190
         Inventory................................     414,398         18,026
         Prepaids and other.......................    (457,018)        (3,470)
      Increase (decrease) in:
         Accounts payable and accrued expenses....     757,138       (308,208)
         Salaries payable.........................      54,155         22,157
                                                   ------------    ------------
            Net cash used in operating
              activities..........................  (1,281,317)      (143,568)


Cash flows from investing activities:
   Additions to oil and gas properties............  (3,983,013)    (1,083,282)
   Purchase of other property.....................     (92,386)       (68,019)
   Proceeds from the sale of other property.......      23,250          2,050
                                                   ------------    ------------
         Net cash (used in) provided by investing
           activities.............................  (4,052,149)    (1,149,251)

Cash flows from financing activities:
   Proceeds from exercise of warrants and options.      32,000             --
   Proceeds from borrowing long-term debt.........   7,375,279             --
   Receipt of note receivable for stock...........          --          2,323
   Payment of long-term debt......................    (679,384)      (354,078)
                                                   ------------    ------------
            Net cash provided by financing
              activities..........................   6,727,895       (351,755)
                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents..   1,394,429     (1,644,574)
Cash and cash equivalents, beginning of year......      40,631      2,325,079
                                                   ------------    ------------

Cash and cash equivalents, end of period.......... $ 1,435,060      $ 680,505
                                                   ============    ============

Supplemental disclosures of cash flow information:

   Cash paid for interest......................... $   306,804      $  57,086
                                                   ============    ============

   Non-cash investing and financing activities.... $    12,912      $  34,588
                                                   ============    ============

   Debt incurred for purchase of  refinery ....... $ 5,150,000      $      --
                                                   ============    ============

   Issuance of commons tock for refinery assets... $ 3,522,607      $      --
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

       During the first nine months of 1998 the Company purchased a working and royalty interest in the Kate Springs 12-2 well from unaffiliated third parties. This well is located approximately one half mile south of the Company's Ghost Ranch field.

2.    PURCHASE OF REFINING AND TRANSPORTATION ASSETS:

      On August 12, 1998, the Company completed the purchase from an unrelated firm of a crude oil processing refinery in Eagle Springs Nevada, a hydrocarbon processing facility in Tonopah, Nevada, and trucks and related equipment used to gather crude oil and distribute products. In addition to the $520,000 in Common Stock paid by the Company in December 1997 to acquire the option, the Company paid $5,000,000 in cash (See Note 4) and $2,676,322 in Common Stock and issued 100,000 additional shares of Common Stock. For accounting purposes, the purchase of the refinery and transportation assets and related operations was effective as of June 1, 1998. The earnings from the acquired assets and operations for the months of June and July 1998 were $378,000. For accounting purposes these earnings were applied as a reduction in the purchase price.


3.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS:

      During the first nine months of 1998 the Company issued 4,031 shares of Common Stock for services. The Company issued 2,531 shares for research consulting services associated with the Company's enhanced oil recovery project at Eagle Springs, and 1,500 shares for services of investor information dissemination.

      In the first nine months of 1998, two employees paid $32,000 to exercise their employee options for 8,000 shares of Foreland Common Stock.

      During the nine month period ended September 30, 1998, the holders of 227,564 shares of the Company's 1991, 1994 and 1995 Preferred Stocks converted such preferred shares into an aggregate of 75,855 shares of Common Stock.


4.    LONG-TERM DEBT:

      In January 1998, the Company completed a $16.9 million debt financing with Energy Income Fund ("EIF") for use in the enhanced oil recovery program and development drilling in the Eagle Springs field, 3D seismic acquisition, the drilling of 3D defined exploration targets, the acquisition of producing properties, and to retire existing bank debt. In January 1998, the Company borrowed $3,585,000 of its new available debt financing to fund the implementation of a high pressure air injection program, including workover cost to convert two producing wells into air injection wells, and fund the cost of rental air compression equipment during the pilot program, a 3D seismic program on the Company's Pine Creek property, the retirement of existing bank debt and the payment of closing costs. An additional $1,846,000 was placed into an escrow account at closing. Funds have been withdrawn from the escrow account to fund the drilling of two Eagle Springs wells and the Sand Dune well. The escrow account had a balance of $534,200 as of September 30, 1998.

      In August, the arrangement with EIF was revised to draw $5,000,000 to fund the purchase of the Eagle Springs and Tonopah asphalt refinery and transportation assets and operations and to enable the Company to draw additional funds for refinery working capital and revised enhanced oil recovery, development, and other corporate expenditures.

      Pursuant to the terms of the financing arrangement, the Company is required to make payments of interest only to November 1998, after which payments of principal and interest are required to amortize the indebtedness generally over a 48-month period; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance is due on January 1, 2002 (See "Note 7. Subsequent Events"). The Company also agreed to transfer to EIF a 3% overriding royalty in the Company's interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.

      Amounts due under the financing arrangement are collateralized by oil and gas properties and the Company is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding.

      In connection with the establishment of the financing arrangement, the Company issued to EIF five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share and granted EIF the right to designate a representative for appointment to the board of directors of the Company. In connection with the modification of the financing arrangement in August, the Company increased the outstanding warrant to purchase 250,000 shares at $10.00 per share to 750,000 shares and reduced the exercise price to $6.00 per share. In addition, the Company sold to EIF for $2,000,000 a total of 2,000 shares of 1998 Series Preferred Stock convertible into an aggregate of 333,333 shares of Common Stock at a conversion price of $6.00 per share. As of the date of such revisions, the Common Stock traded at approximately $3.31 per share on the Nasdaq SmallCap Market.

      Robert Gershen, a manager of the general partner of EIF, is a director of the Company; the disinterested members of the board of directors unanimously approved the terms of this transaction and believe them to be fair to the Company from a financial point of view.

5.    RELATED PARTY TRANSACTIONS:

      The Company owed $388,020 in salaries and interest to two current officers and directors, and a former officer and director, at September 30, 1998. The Company also had outstanding loans to one current officer and director and two former officers and directors in the amount of $309,203 as of such date.

6.    INCOME TAXES:

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

7.    SUBSEQUENT EVENTS:

      CONVERSION OF PREFERRED STOCK.

      In October 1998, two individuals converted 12,000 shares of 1995 Preferred Stock into 4,000 share of Common Stock.


      RECLASSIFICATION OF LONG TERM DEBT.

      Pursuant to the terms of the financing arrangement, the Company was required to make payments of interest only through November 1998, after which payments of principal and interest required to amortize the indebtedness generally over a 48-month period were to commence. In anticipation of completing ongoing negotiations with EIF for restructuring the financing agreement, the Company did not make the principal payment of $220,000 due November 1, 1998, and was not in compliance with certain financial ratios and other terms and conditions of the EIF loan. Accordingly, the outstanding balance due as of September 30, 1998, under this loan arrangement has been reclassified as a short term obligation. On October 4, 1998, EIF agreed in principle to reschedule the principal amortization to commence April 1999, extend certain financial covenants of the Company until such date, and waive EIF's exercise of remedies upon default until such date. In consideration of these loan modifications, the Company would issue shares of restricted Common Stock and agree to adjust, in specified circumstances, the exercise price of Common Stock purchase warrants held by EIF. The Company is also seeking to negotiate revised financial covenants and other terms to the loan arrangement to bring the Company into compliance with the loan terms.







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

      See below for a discussion of the Company's ability to continue.

      Capitalized terms used but not defined in this report are defined in the Company's annual report on Form 10-K for the year ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations during the first nine months of 1998 used cash of $1,281,300 when the Company reported a net loss from operations of $3,999,500, which resulted in part from non-cash charges against the Company's revenues, including $795,400 in depreciation, depletion, and amortization and $477,600 in amortization of long-term debt issuance cost. Changes in working capital components (current assets and current liabilities) also used $280,100 in cash. Operating activities used approximately $1,137,700 more cash than the corresponding period in 1997.

     During the first three quarters of 1998, investing activities used net cash of $4,052,100 due to $3,983,000 in additions to oil and gas properties, $92,400 for additions to other property, and $23,200 from the sale of property. The cash required for investing activities was provided from the issuance of long-term debt. During the corresponding period in 1997, investing activities used net cash of $1,149,300, consisting primarily of $1,083,300 for additions to oil and gas properties.

     Financing activities provided $6,727,895 during the first nine months of 1998, consisting primarily of borrowing under the newly established $16.9 million credit arrangement and refinancing of the existing bank debt. Additionally, the Company received $32,000 from the exercise of options during the first nine months of 1998. During the corresponding period in 1997, the Company used $351,800 during the first three quarters of 1997, consisting entirely of repayment of long-term debt.

     The Company has traditionally required cash for general and administrative expenses, maintaining its properties, and for other items that are required in order for the Company to continue, in addition to costs to advance its ongoing exploration and development program in Nevada. With the purchase of the asphalt refinery and transportation assets and operations in August 1998, the Company's requirements to fund planned capital improvements and refining and transportation working capital have increased. The Company intends to meet its traditional needs as well as these new requirements with funds drawn under its debt financing arrangement, the extension of additional borrowings, and the sale of additional equity securities. The Company expects that, following an interim renovation and transition period, refinery and transportation operations and finished goods sales will provide funds for the Company's other requirements.

     Although the Company is continuing with its drilling program in Nevada in an effort to increase total production, there can be no assurance current oil production levels or prices will not decline, which would adversely affect productin revenues. The Company expects that the operation of the recently acquired refinery and transportation assets and the sale of finished goods will improve the effective financial return to the Company from oil produced from its Nevada properties.

     As a result of the reclassification as a short-term liability of $10,941,000 due EIF under its long-term debt arrangement, the Company had a working capital deficit of $5,851,700 as of September 30, 1998 as compared to a surplus of $419,800 for the same period in 1997. The Company and EIF have agreed in principle to certain measures discussed in Note 6 to the financial statements intended to enable the Company to obtain EIF's forbearance from exercising its default remedies under the operative agreements. The Company expects that it will have to implement significant cost cutting measures, restrict certain activities, and obtain additional equity financing in order to be able to obtain EIF's continued voluntary cooperation and forbearance. There can be no assurance that the Company will be successful in attaining any of these objectives. If EIF, in April, were to elect to do so, it may be able to execute on essentially all of the oil producing, exploratory, refining, and transportation assets of the Company, which would likely make it impossible for the Company to continue.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1998 and 1997

     For the third quarter ended September 30, 1998, revenue from oil sales decreased 28.4% to $346,900 as compared to $484,600 in the same period in 1997, attributable principally to decreased oil prices. The number of barrels of oil sold by the Company in the third quarter of 1998, as compared to the third quarter of 1997 would have decreased approximately 8,000 barrels; however, this reduction was nullified by the Company's purchase of Plains Petroleum's interest in the Ghost Ranch field. Operator, well service income decrease $21,800 for the third quarter of 1998, when compared to the same period in 1997, primarily due to a decrease of $19,500 in well service revenue due to a decrease in water disposal income, and a decrease of $2,300 in operator income.

     The Company purchased Petro Source's two refineries and the transportation unit effective as of May 31, 1998, and closed the transaction on August 12, 1998. The refinery and transportation revenues for August and September of 1998 were $4,204,000. All revenues and expenses for June and July of 1998 were an adjustment to the purchase price of the assets.


     The Company's production expenses for the third quarter of 1998 decreased $63,400, or 25.4%, to $186,400. Additionally Eagle Springs air injection cost for the third quarter of 1998 was $151,600. Field production expenses for the Ghost Ranch field decreased $22,600 and would have decreased more had it not been for the purchase of Plains Petroleum's 40% working interest in the Ghost Ranch field, which added $16,500 to the Company's production expenses for the field. The Eagle Springs field and the Company's remaining properties contributed $40,500 and $1,200, respectively, in increased production expenses during the third quarter of 1998 when compared to the same period in 1997
     Refinery and transportation cost of goods sold for the months of August and September 1998 were $3,054,800. The cost of goods sold for June and July 1998 were an adjustment to the purchase price of the assets.

     Oil and gas exploration expenses decreased $39,200, or 14.1%, to $238,900 for the third quarter of 1998 when compared to the same period in 1997. This is primarily due to a decreased lease rental cost of $44,200. Dry hole, abandonment, and impairment cost were $670,500, primarily due to dry hole cost associated with the Eagle Springs well #44-35 of $34,800, Ghost Ranch well #58-35 re-entry of $439,000, and the Flat Top Federal well #27-15 of $197,700.

     Refinery and transportation operations expenses for the months of August and September 1998 were $558,000. The operating expense for June and July 1998 were an adjustment to the purchase price of the assets.

     General and administrative expenses increased $142,500 to $312,700 for the third quarter of 1998, when compared to the same period in 1997. The primary contributors were decreased personnel cost of $5,700 within the exploration and production segment and $151,000 of general and administrative cost associated with the refining and transportation segments. Shareholder and investor services increased $1,300 due to maintaining Foreland's presence in the financial public relations and information dissemination investment community. Depreciation, depletion, and amortization increased for the three-month period ended September 30, 1998, by $228,700 to $416,100. The exploration and production segment increased $85,500 primarily as a result of lower prices which adversely effected reserves, while the refining and transportation segment contributed $143,200 of such increase.

     Interest income decreased $9,200 to $18,000 for the third quarter of 1998, when compared to the same period in 1997, primarily as a result of less cash being invested in short-term liquid assets. Interest expense increased $367,700 to $422,000 primarily due to interest expense on the debt financing with EIF.

     During the quarter ended September 30, 1997, the Company, in its earnings per shares calculations of the consolidated statement of operations, declared a preferred stock dividend of $137,200, of which $78,900 had previously been accrued, on preferred stock shares that were converted to Common Stock, and had an imputed preferred stock dividend of $16,800 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. (See
Note 3 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The dividend amounts are for earnings per share calculations, and the imputed stock dividends are not recorded in the Company's financial statements.

     Nine Months Ended September 30, 1998 and 1997

     For the nine months ended September 30, 1998, oil sales decreased 39.5% to $1,077,200 as compared to $1,781,400 in the same period in 1997, attributable to decreased sales from the Ghost Ranch field (approximately $226,900) and Eagle Springs field (approximately $458,900), while sales from the Company's remaining properties decreased approximately $18,300. Revenues associated with the purchase Plains Petroleum's interest in the Ghost Ranch field contributed increased revenue of $184,200. Well service and well operator income decreased $48,700 for the first three quarters of 1998, when compared to the same period in 1997, primarily due to an decrease of $38,600 in well service revenue due to decreased water disposal fees, and a decrease of $10,000 in operator income. The Company purchased Petro Source's two refinery's and the transportation unit as of May 31, 1998, and closed the transaction on August 12, 1998.

     The refinery and transportation revenues for August and September of 1998 were $4,204,000. All revenues and expenses for June and July of 1998 were an adjustment to the purchase price of the assets, and are approximately $4,600,000.

     The Company's production expenses for the first three quarters of 1998 decreased $44,600, or 6.0%, to $704,000. Additionally Eagle Springs air injection cost for the third quarter of 1998 was $525,600. The Eagle Springs field production expenses were decreased by $30,400, and Ghost Ranch production expense increased $4,800. The Ghost Ranch increase related to the purchase of Plains Petroleum's 40% interest was approximately $60,500, and production expenses related to the Company's remaining properties decreased $18,900 when compared to the same period in 1997.

     Refinery and transportation operations cost of goods sold for the months of August and September 1998 were $3,054,800. The cost of goods sold for June and July 1998 were an adjustment to the purchase price of the assets, and are approximately $3,584,000.

     Oil and gas exploration expenses increased $19,500, or 2.8%, to $715,200 for the first three quarters of 1998 when compared to the same period in 1997. This is primarily due to increased personnel cost of approximately $8,800, increased lease rental cost of $78,500, increased vehicle cost of $3,300, and decreased geological and geophysical cost of $71,700 attributable to a $75,000 payment received from Hugoton/Maxwell as a result of its election not to complete a 3D seismic study. Dry hole, abandonment, and impairment cost were $1,163,300, primarily due to dry hole cost associated with the Deadman Creek well #44-36 of $36,100, Eagle Springs well #44-35 of $452,700, Ghost Ranch well #58-35 well re-entry of $439,000, and the Flat Top Federal well #27-15 of $197,700.

     Refinery and transportation operations expenses for the months of August and September 1998 were $558,000. The operating expenses for June and July 1998 were an adjustment to the purchase price of the assets and were approximately $652,000.

     General and administrative expenses increased $103,000 to $682,600 for the nine-month period ended September 30, 1998, when compared to the same period in 1997. The primary contributors were decreased personnel cost of $3,000, decreased professional fees of $52,500 within the exploration and production segment. Shareholder and investor services decreased $57,400 due to a reduction of services in the financial public relations and information dissemination investment community. Depreciation, depletion, and amortization increased for the nine-month period ended September 30, 1998, by $246,800 to $795,400. The exploration and production segment increased $103,600 primarily as a result of lower prices which adversely effect reserves, while the refining and transportation segment contributed $143,200 of such increase.

     Refinery and transportation general and administrative expenses for the months of August and September 1998 were $151,000. The general and administrative expenses for June and July 1998 were an adjustment to the purchase price of the assets and were approximately $109,000.

     Interest income remained virtually unchanged for the first three quarters 1998, when compared to the same period in 1997. Interest expense increased $957,400 to $1,072,500 primarily due to interest expense on the debt financing with EIF.

     During the nine months ended September 30, 1997, the Company, in its earnings per shares calculations of the consolidated statement of operations, declared and accrued a preferred stock dividend of $164,000 on preferred stock shares that were converted to Common Stock and had an imputed stock dividend of $215,600 as a result of convertibility of its outstanding preferred stock into Common Stock at below-market prices. (See Note 3 to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The dividend amounts are for earnings per share calculations, and the imputed stock dividends are not recorded in the Company's financial statements.

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


------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION


------------------------------------------------------------------------------


ITEM 2.  CHANGES IN SECURITIES

     (c)  ITEM 701--UNREGISTERED SALES

     During the quarter ended September 30, 1998, the Company sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

     1. Individual converted 20,000 shares of 1991 Preferred Stock into 6,667 shares of Common Stock. The shares of Common Stock issued in such conversions were issued without registration in reliance on the exemption from registration requirements of the Securities Act provided in Section 3(a)(9) thereof.

     2. The Company issued 863,602 shares of Common Stock to Petro Source Corporation in partial consideration of the purchase of Petro Source's refining assets in the Railroad Valley and Tonopah, Nevada and its crude oil transportation corporation assets.

     The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(s) thereof.

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



------------------------------------------------------------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------------------------------------------

(a)   Exhibits.

     The following exhibits are included as part of this report:

           SEC
EXHIBIT REFERENCE
 NUMBER   NUMBER                TITLE OF DOCUMENT                  LOCATION
------- --------- --------------------------------------------- ----------------

                   Plan of Acquisition, Reorganization,
 Item 2             Arrangement, Liquidation, or Succession
---------------------------------------------------------------
  2.01       2     Amendment to Option and Purchase Agreement   This filing (1)
                    between Foreland Corporation, Petro Source
                    Corporation, Foreland Refining Corporation, and Petrosource Transportation dated August
                    11, 1998
 Item 4            Instruments Defining the Rights of Security
                    Holders

  4.01       3     Designation of Rights, Privileges and        Incorporated by
                    Preferences for 1998 Series Convertible      Reference (2)
                    Preferred Stock
  4.02       3     Registration Rights Agreement between Energy Incorporated by
                    Income Fund, L.P., and Foreland              Reference (2)
                    Corporation, dated as of August 10, 1998


Item 10   Material Contracts
---------------------------------------------------------------
 10.01      10     First Amendment to Financing Agreement       Incorporated by
                    between Foreland Corporation, Eagle Springs Reference (2) Production Limited Liability Company,
                    Foreland Refining Corporation, Foreland
                    Asset Corporation, Petrosource
                    Transportation, and Energy Income Fund,
                    L.P., dated August 10, 1998*
 10.02      10     Common Stock Purchase Warrant to purchase    Incorporated by
                    750,000 shares of common stock of Foreland   Reference (2)
                    Corporation at $6.00 per share
 10.03      10     Stock Purchase Agreement dated August 10,    Incorporated by
                    1998, between Energy Income Fund, L.P., and Reference (2) Foreland Corporation
 10.04      10     First Allonge to Acquisition Note in the     Incorporated by
                    original principal amount of $2,327,000,     Reference (2)
                    dated as of August 10, 1998
 10.05      10     First Allonge to Development Note in the     Incorporated by
                    original principal amount of $13,893,000,    Reference (2)
                    dated as of August 10, 1998
 10.06      10     First Allonge to Refinancing Note in the     Incorporated by
                    original principal amount of $680,000,       Reference (2)
                    dated as of August 10, 1998
 10.07      10     Environmental Indemnity Agreement between    Incorporated by
                    Petro Source Corporation, Petrosource        Reference (2)
                    Investments, Inc., Foreland Corporation,
                    Foreland Refining Corporation, Foreland
                    Asset Corporation, and Petrosource
                    Transportation dated August 11, 1998
 10.08      10     Second Amendment to Deed of Trust, Security  Incorporated by
                    Agreement, Assignment of Production and      Reference (2)
                    Proceeds, Financing Statement and Fixture
                    Filing dated as of August 11, 1998, by and
                    among Foreland Corporation, Eagle Springs
                    Production Limited Liability Company,
                    First American Title Company of Nevada,
                    and Energy Income Fund, L.P.
 10.09      10     Deed of Trust, Security Agreement,           Incorporated by
                    Assignment of Rents, Profits and Proceeds,   Reference (2)
                    Financing Statement, and Fixture Filing from Foreland Corporation, Foreland
                    Refining Corporation, and Foreland Asset
                    Corporation

Item 27.  Financial Data Schedule
---------------------------------------------------------------
 27.01      27     Financial Data Schedule                      This Filing


(1) This is being filed to replace an exhibit originally filed as an exhibit to The Form 8-K dated August 12, 1998, that was incorrectly filed.
(2) Incorporated by reference from the Company's interim report on Form 8-K dated August 12, 1998 as amended on Form 8-K/A filed October 26, 1998.


(b)       Reports on Form 8-K.

      During the quarter ended on September 30, 1998 the Company filed the following reports on form 8-K.

      DATE EVENT REPORTED                       ITEM REPORTED
      -------------------              ----------------------

      July 8, 1998                     Item 5.   Other Events

      July 13, 1998                    Item 5.    Other Events

      July 23, 1998                    Item 5.    Other Events

      August 12, 1998                  Item 2.    Acquisition or Disposition of
                                                  Assets
                                       Item 5.    Other Events

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


                                       FORELAND CORPORATION




Dated:  November 19, 1998              By:      /s/ N. Thomas Steele
                                         --------------------------------------
                                             N. Thomas Steele, President





Dated:  November 19, 1998              By:      /s/Don W. Treece
                                         -------------------------------------

                                             Don W. Treece, Controller ( Chief
                                             Financial  Officer)