Form 10-Q/A
period 1998-09-30
FORELAND CORP
filed 1998-12-02
CIK 773326

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



                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                SEPT. 30, 1998  DEC. 31, 1997
                                                --------------  -------------
      ASSETS

Current assets:
   Cash and cash equivalents...................$  1,435,060            40,631
   Accounts receivable - trade.................   4,140,273           245,041
   Inventory...................................   1,260,957            61,108
   Stock subscriptions receivable..............   2,000,000                 0
   Prepaid expenses and other..................     328,374            11,998
                                               -------------    -------------

         Total current assets..................   9,164,664           358,778

Property and equipment, at cost:
   Oil and gas properties, under
     the successful efforts method.............  13,684,636        11,878,336
   Refining and transportation plant,
   property and equipment......................   5,875,401                 0
   Other property and equipment................     443,197           362,171
                                               -------------    -------------
                                                 20,003,234        12,240,507
   Less accumulated depreciation,
   amortization, depletion, and impairment....   (6,327,704)       (5,346,333)
                                               -------------    -------------

             Total property and equipment .....   13,675,530        6,894,174

Other assets:
   Option to acquire Petro Source
     Refining Corporation......................           0           520,000
   Deposits and other..........................   1,338,781           180,220
                                               -------------    -------------

Total assets................................... $24,178,975      $  7,953,172
                                               =============    =============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....... $ 3,557,127         $ 424,769
   Officers' salaries payable..................     418,430           364,276
   Oil and gas sales payable...................      99,855            39,587
   Current portion of long-term debt...........  10,940,964            25,301
                                               -------------    -------------

         Total current liabilities.............  15,016,374           853,933

Long-term debt.................................      14,169           642,951

Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock, 20,000
        and 40,000 shares issued and outstanding,
        respectively, liquidation preference
        $1.25 per share........................          20                40
      1994 Convertible Preferred Stock, 153,140
        and 165,140 shares issued and
        outstanding, respectively, liquidation
        preference $2.00 per share.............         153               165
      1995 Convertible Preferred Stock, 361,103
        and 556,667 shares issued and
        outstanding, respectively, liquidation
        preference $1.50 per share.............         361               557
      1998 Convertible Preferred Stock, 2,000
        and 0 shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share.......................           2                 0
   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 9,419,023 and
        8,467,703  shares issued and outstanding,
        respectively...........................       9,419             8,468
   Additional paid-in capital..................  39,196,890        32,486,345
   Less note and stock subscriptions
      receivable...............................    (331,410)         (311,758)
   Accumulated deficit......................... (29,727,015)      (25,727,529)
                                               -------------    -------------

         Total stockholders' equity............   9,148,430         6,456,288
                                               -------------    -------------

Total liabilities and stockholders' equity.....$ 24,178,975       $ 7,953,172
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

     Oil and gas exploration expenses increased $19,500, or 2.8%, to $715,200 for the first three quarters of 1998 when compared to the same period in 1997. This is primarily due to increased personnel cost of approximately $8,800, increased lease rental cost of $78,500, increased vehicle cost of $3,300, and decreased geological and geophysical cost of $71,700 attributable to a $75,000 payment received from Hugoton/Maxwell as a result of its election not to complete a 3D seismic study. Dry hole, abandonment, and impairment cost were $1,163,300, primarily due to dry hole cost associated with the Deadman Creek well #44-36 of $36,100, Eagle Springs well #14-35 of $452,700, Ghost Ranch well #58-35 well re-entry of $439,000, and the Flat Top Federal well #27-15 of $197,700.

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