Form 10-Q/A
period 1998-09-30
FORELAND CORP
filed 1998-12-21
CIK 773326

UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                                 Amendment No. 2



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



                     FORELAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                SEPT. 30, 1998  DEC. 31, 1997
                                                --------------  -------------
      ASSETS

Current assets:
   Cash and cash equivalents...................$  1,435,060            40,631
   Accounts receivable - trade.................   4,140,273           245,041
   Inventory...................................   1,260,957            61,108
   Stock subscriptions receivable..............   2,000,000                 0
   Prepaid expenses and other..................     328,374            11,998
                                               -------------    -------------

         Total current assets..................   9,164,664           358,778

Property and equipment, at cost:
   Oil and gas properties, under
     the successful efforts method.............  13,684,636        11,878,336
   Refining and transportation plant,
   property and equipment......................   5,875,401                 0
   Other property and equipment................     443,197           362,171
                                               -------------    -------------
                                                 20,003,234        12,240,507
   Less accumulated depreciation,
   amortization, depletion, and impairment....   (6,327,704)       (5,346,333)
                                               -------------    -------------

             Total property and equipment .....   13,675,530        6,894,174

Other assets:
   Option to acquire Petro Source
     Refining Corporation......................           0           520,000
   Deposits and other..........................   1,338,781           180,220
                                               -------------    -------------

Total assets................................... $24,178,975      $  7,953,172
                                               =============    =============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....... $ 3,557,127         $ 424,769
   Officers' salaries payable..................     418,430           364,276
   Oil and gas sales payable...................      99,855            39,587
   Current portion of long-term debt, net
    of discount of $1,434,315..................  10,940,964            25,301
                                               -------------    -------------

         Total current liabilities.............  15,016,374           853,933

Long-term debt.................................      14,169           642,951

Stockholders' Equity:
   Preferred Stock, $0.001 par value,
      5,000,000 shares authorized.
      1991 Convertible Preferred Stock, 20,000
        and 40,000 shares issued and outstanding,
        respectively, liquidation preference
        $1.25 per share........................          20                40
      1994 Convertible Preferred Stock, 153,140
        and 165,140 shares issued and
        outstanding, respectively, liquidation
        preference $2.00 per share.............         153               165
      1995 Convertible Preferred Stock, 361,103
        and 556,667 shares issued and
        outstanding, respectively, liquidation
        preference $1.50 per share.............         361               557
      1998 Convertible Preferred Stock, 2,000
        and 0 shares issued and outstanding,
        respectively, liquidation preference
        $1,000 per share.......................           2                 0
   Common Stock, $0.001 par value, 50,000,000
        shares authorized; 9,419,023 and
        8,467,703  shares issued and outstanding,
        respectively...........................       9,419             8,468
   Additional paid-in capital..................  39,196,900        32,486,345
   Less note and stock subscriptions
      receivable...............................    (331,410)         (311,758)
   Accumulated deficit......................... (29,727,015)      (25,727,529)
                                               -------------    -------------

         Total stockholders' equity............   9,148,430         6,456,288
                                               -------------    -------------

Total liabilities and stockholders' equity.....$ 24,178,975       $ 7,953,172
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

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     NINE MONTHS ENDED SEPT. 30,
                                                     ---------------------------
                                                       1998            1997
                                                     ---------      ---------

Cash flow from operating activities:

   Net loss...................................... $ (3,999,487)     $(978,547)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation, depletion, and amortization......     795,393        548,598
   Dry hole, abandonment and impairment costs.....   1,163,270         11,718
   Issuance of stock for services.................      18,150          7,031
   Accrued note receivable interest income........     (19,652)       (58,011)
   Amortization of loan origination fee...........     477,603          2,937
   Compensation - Below market options............      18,524         42,537
   Loss on sale of other properties...............     (15,183)         7,474
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................    (488,608)       544,190
         Inventory................................     414,398         18,026
         Prepaids and other.......................    (457,018)        (3,470)
      Increase (decrease) in:
         Accounts payable and accrued expenses....     757,138       (308,208)
         Salaries payable.........................      54,155         22,157
                                                   ------------    ------------
            Net cash used in operating
              activities..........................  (1,281,317)      (143,568)


Cash flows from investing activities:
   Additions to oil and gas properties............  (3,983,013)    (1,083,282)
   Purchase of other property.....................     (92,386)       (68,019)
   Proceeds from the sale of other property.......      23,250          2,050
                                                   ------------    ------------
         Net cash (used in) provided by investing
           activities.............................  (4,052,149)    (1,149,251)

Cash flows from financing activities:
   Proceeds from exercise of warrants and options.      32,000             --
   Proceeds from borrowing long-term debt.........   7,375,279             --
   Receipt of note receivable for stock...........          --          2,323
   Payment of long-term debt......................    (679,384)      (354,078)
                                                   ------------    ------------
            Net cash provided by financing
              activities..........................   6,727,895       (351,755)
                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents..   1,394,429     (1,644,574)
Cash and cash equivalents, beginning of year......      40,631      2,325,079
                                                   ------------    ------------

Cash and cash equivalents, end of period.......... $ 1,435,060      $ 680,505
                                                   ============    ============

Supplemental disclosures of cash flow information:

   Cash paid for interest......................... $   306,804      $  57,086
                                                   ============    ============

   Non-cash investing and financing activities.... $    12,912      $  34,588
                                                   ============    ============

   Debt incurred for purchase of  refinery ....... $ 5,150,000      $      --
                                                   ============    ============

   Issuance of common stock for refinery assets... $ 3,522,607      $      --
                                                   ============    ============
   Fair value of warrants granted for debt........ $ 1,520,000      $      --


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

      In connection with the establishment of the financing arrangement, the Company issued to EIF five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share and granted EIF the right to designate a representative for appointment to the board of directors of the Company. In connection with the modification of the financing arrangement in August, the Company increased the outstanding warrant to purchase 250,000 shares at $10.00 per share to 750,000 shares and reduced the exercise price to $6.00 per share. In addition, the Company sold to EIF for $2,000,000 a total of 2,000 shares of 1998 Series Preferred Stock convertible into an aggregate of 333,333 shares of Common Stock at a conversion price of $6.00 per share. The estimated fair value of the foregoing warrants of $1,520,000 is treated as a discount, therefore reducing the amount of th eliability on the financial statements for reporting purposes, and is being amortized using the interest method. At September 30, 1998, the unamortized value of such warrants was $1,434,315.

      In connection with modification of the financing arrangement in August, the Company sold to EIF for $2,000,000 a total of 2,000 shares of 1998 Series Preferred Stock convertible into an aggregate of 333,333 shares of Common Stock at a conversion price of $6.00 per share. As of the date of such revisions, the Common Stock traded at approximately $3.31 per share on the Nasdaq SmallCap Market.


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

7.    SUBSEQUENT EVENTS:

      CONVERSION OF PREFERRED STOCK.

      In October 1998, two individuals converted 12,000 shares of 1995 Preferred Stock into 4,000 share of Common Stock.


      RECLASSIFICATION OF LONG TERM DEBT.

      Pursuant to the terms of the financing arrangement, the Company was required to make payments of interest only through November 1998, after which payments of principal and interest required to amortize the indebtedness generally over a 48-month period were to commence. Prior to such payment date, the Company recognized that it had insufficient cash to make these payments and would be unable to meet certain financial ratios and covenants under the loan. Therefore, the Company began seeking to renegotiate the term of the EIF loan. On October 4, 1998, EIF agreed in principle, subject to negotiation and execution of definitive agreements, to defer all payments under the financing arrangement, other than monthly interest payments, until April 1999, extend certain financial covenants of the Company until such date, and waive its exercise of remedies upon default until such date. In consideration of these loan modifications, the Company agreed that it would issue shares of restricted Common Stock to EIF and extend the exercise period of and, in specified circumstances, adjust the exercise price of the Common Stock purchase warrants held by EIF. Under the new terms being discussed, the Company would be permitted to draw approximately an additional $1,500,000 under the loan arrangement for certain specified purposes, and additional loan commitments would be canceled. The Company is continuing to negotiate the definitive terms to restructure the loan agreement. In anticipation of completing such ongoing ongoing negotiations, the Company did not pay principal of $228,104 due November 1 and December 1, 1998, or $1,300,000 due November 10, 1998, respecting certain inventory financing. Further, the Company is not in compliance with certain financial ratios and other terms and conditions of the loan. Accordingly, $10,941,000 of the outstanding balance under the loan arrangement, which represents the $12,375,279 borrowed less $1,434,275 treated as the unamortized discount representing the value of warrants granted to EIF, has been reclassified as a short term obligation for reporting purposes.


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

     In early 1998, the Company arranged to borrow up to $16.9 million from Energy Income Fund, L.P. ("EIF") for certain specified purposes. As of September 30, 1998, the Company had borrowed $12,375,279 from EIF under this arrangement. Pursuant to the terms of the financing arrangement, the Company was required to make payments of interest only through November 1998, after which payments of principal and interest required to amortize the indebtedness generally over a 48-month period were to commence. Prior to such payment date, the Company recognized that it had insufficient cash to make these payments and would be unable to meet certain financial ratios and covenants under the loan. Therefore, the Company began seeking to renegotiate the terms of the EIF loan. On October 4, 1998, EIF agreed in principle, subject to negotiation and execution of definitive agreements, to defer all payments under the financing arrangement, other than monthly interest payments, until April 1999, extend certain financial covenants of the Company until such date, and waive its exercise of remedies upon default until such date. In consideration of these loan modifications, the Company agreed that it would issue shares of restricted Common Stock to EIF and extend the exercise period of and, in specified circumstances, adjust the exercise price of the Common Stock purchase warrants held by EIF. Under the new terms being discussed, the Company would be permitted to draw approximately an additional $1,500,000 under the loan arrangement for certain specified purposes, and additional loan commitments would be canceled. The Company is continuing to negotiate the definitive terms to restructure the loan agreement. In anticipation of completing such ongoing negotiations, the Company did not pay principal of $228,104 due November 1 and December 1, 1998, or $1,300,000 due November 10, 1998, respecting certain inventory financing. Further, the Company is not in compliance with certain financial ratios and other terms and conditions of the loan. Accordingly, $10,941,000 of the outstanding balance under the loan arrangement, which represents the $12,375,279 borrowed less $1,434,275 treated as the unamortized discount representing the value of warrants granted to EIF, has been reclassified as a short term obligation for financial reporting purposes.

     The Company had a working capital deficit of $5,851,700 as of September 30, 1998, as a result of the reclassification as a short-term liability of $10,941,000 of the amount due EIF under its long-term debt arrangement. The Company and EIF have agreed in principle to certain measures discussed above intended to enable the Company to obtain EIF's forbearance from exercising its default remedies under the operative agreements. However, if definitive agreements are not timely negotiated and executed, EIF could determine to exercise such remedies immediately, although it has not indicated its intent to do so. The Company expects that it will have to implement significant cost cutting measures, restrict certain activities, and obtain additional equity financing in order to be able to obtain EIF's continued voluntary cooperation and forbearance. There can be no assurance that the Company will be successful in attaining any of these objectives. If, in April, EIF were to elect to do so, it may be able to foreclose on essentially all of the oil producing, exploratory, refining, and transportation assets of the Company, which would likely make it impossible for the Company to continue.

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

     Oil and gas exploration expenses decreased $39,200, or 14.1%, to $238,900 for the third quarter of 1998 when compared to the same period in 1997. This is primarily due to a decreased lease rental cost of $44,200. Dry hole, abandonment, and impairment cost were $670,500, primarily due to dry hole cost associated with the Eagle Springs well #14-35 of $34,800, Ghost Ranch well #58-35 re-entry of $439,000, and the Flat Top Federal well #27-15 of $197,700.

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

------------------------------------------------------------------------------

(a)   Exhibits.

     The following exhibits are included as part of this report:

           SEC
EXHIBIT REFERENCE
 NUMBER   NUMBER                TITLE OF DOCUMENT                  LOCATION
------- --------- --------------------------------------------- ----------------

                   Plan of Acquisition, Reorganization,
 Item 2             Arrangement, Liquidation, or Succession
---------------------------------------------------------------
  2.01       2     Amendment to Option and Purchase Agreement   Original filing
                    between Foreland Corporation, Petro Source      (1)
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

Item 27.  Financial Data Schedule
---------------------------------------------------------------
 27.01      27     Financial Data Schedule                      This Filing


(1) This exhibit was filed with th eoriginal filing report of this report on Form 10-Q.
(2) Incorporated by reference from the Company's interim report on Form 8-K dated August 12, 1998 as amended on Form 8-K/A filed October 26, 1998.


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


                                       FORELAND CORPORATION




Dated: December 18, 1998              By:      /s/ N. Thomas Steele
                                         --------------------------------------
                                             N. Thomas Steele, President





Dated:  December 18, 1998              By:      /s/Don W. Treece
                                         -------------------------------------
                                             Don W. Treece, Controller ( Chief
                                             Financial  Officer)