Form 10-K
period 1998-12-31
FORELAND CORP
filed 1999-04-16
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                        Commission File Number  0-14096

                             Foreland Corporation
             (Exact name of registrant as specified in its charter)

        Nevada                                                87-0422812
    (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                     identification no.)

     143 Union Boulevard, Suite 210
           Lakewood, Colorado                                80228-2019
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:        (303)  988-3122


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      The aggregate market value of the registrant's voting stock held by nonaffiliates computed at the average closing bid and asked prices in the over-the-counter market as quoted on the National Association of Securities Dealers National Quotation system ("NASDAQ") on April 13, 1999, was approximately $ 7,441,748.

      As of April 13, 1999, Foreland had outstanding 9,696,240 shares of its common stock, par value $0.001.

      Foreland's definitive proxy statement related to the 1999 annual meeting of stockholders is incorporated herein by reference in response to Part III of this annual report.

-------------------------------------------------------------------------------

                                    PREFACE

-------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this report, the words "believe," "may," "will," "should," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe Foreland's future strategic plans, goals or objectives are also forward-looking statements.

Readers of this report are cautioned that:
  . any forward-looking statements, including those regarding Foreland or its management's intent, belief or current expectations, are not guarantees of future performance or results or events and involve risks and uncertainties, such as:
     * the prices of oil and the sales prices of finished goods;
     * the successful integration of the refining, transportation, and marketing operations with the exploration and production operations of Foreland;
     * the construction and operation of the asphalt processing facility;
     * the availability of feedstock for refining;
     * achievement of operating goals;
     * quarterly fluctuations in operating results;and
     * unanticipated changes in expenses or capital expenditures; and . actual results and events may differ materially from those in the forward-
     looking statements as a result of various factors, including:
     * general economic conditions in the markets in which Foreland operates;
     * competitive pressures within the industry and/or the markets in which Foreland operates;
     * the effect of future legislation or regulatory changes on Foreland's operations; and
     * other factors described in risk factors contained in this report.

The forward-looking information is based on present circumstances and on Foreland's predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they appear in this report. Foreland assumes no obligation to update such forward-looking statements or to update reasons that actual results could differ materially from those anticipated in such forward-looking statements.

                               OIL AND GAS TERMS

     All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report.

                                    PART I.
------------------------------------------------------------------------------

                    ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

------------------------------------------------------------------------------

Company Overview

     Foreland's refinery and transportation segment refines crude oil in Nevada and distributes and markets petroleum products throughout the western U.S. Its oil and gas production segment explores for and produces crude oil in the central Nevada region.

      Refining and Marketing

     Foreland owns and operates a refinery at Eagle Springs, Nevada, which has the daily capacity to refine 4,500 to 6,000 barrels of crude oil produced in Nevada by Foreland and other operators and by other operators in nearby states. Refined products produced at Eagle Springs include asphalts, solvents, fuels, and other specialty products. Foreland also owns a refinery at Tonopah, Nevada, which is currently used as a storage terminal for products produced at Eagle Springs, as well as for processing pipeline transmix (the blend of products resulting when a pipeline changes from transporting one product to another).
The transmix processed at Foreland's Tonopah refinery yields gasoline, diesel, and other specialty products that are marketed by Foreland.

     Foreland owns an equity interest in the Cowboy Asphalt Terminal in Salt Lake City, Utah. Cowboy Asphalt Terminal is a 180,000 barrel terminal used for the storage and marketing of refined products. Foreland is nearing completion of a manufacturing facility at Cowboy Asphalt Terminal for converting asphalt flux into premium roofing asphalt. Foreland's Eagle Springs Refinery produces high-quality asphalt flux from crude oil produced from one of Foreland's Nevada oilfields.

     Foreland owns a trucking fleet consisting of 24 truck tractors and 75 oil gathering and finished goods delivery tank trailers. Foreland's trucks are used for transportation of asphalt flux from the Eagle Springs Refinery to the Cowboy Asphalt Terminal; distribution of other refined products through the western U.S.; backhaul of crude oil and other products to Foreland's refineries; gathering crude oil from Nevada oilfields; and transportation of refined products for third parties as a common carrier.

     Foreland purchased the refining and marketing assets from an unrelated firm on August 12, 1998.

     Exploration and Production

     Foreland is engaged in the exploration for, and production of, crude oil in the central Nevada region. Foreland owns an interest in four producing oilfields in Nevada. All of the crude oil produced from these fields is gathered by Foreland's trucks and refined at its Eagle Springs Refinery. Foreland pioneered the use of 3D seismic in Nevada and has assembled a proprietary technical database which is used in its exploration efforts. Foreland has established a substantial inventory of exploration leads in Nevada for possible exploration.

     Certain Risks

     Foreland's activities are subject to significant risks. See "Risk Factors" below.


Foreland's Current Precarious Financial Condition

     Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities and the need for substantial amounts of additional investment, strategic alliances, or a sale, merger, or reorganization involving all or portions of its business and operations.

  Foreland Had a Working Capital Deficit of $9.8 Million (disregarding $1.2
  -------------------------------------------------------------------------
   million non-cash accrued discount for debt issuance) as of December 31,
  -----------------------------------------------------------------------
   1998, and Faces Extreme Working Capital Requirements.    Based on current
  -----------------------------------------------------
  oil production and prices, refinery throughput, and finished goods sales and margins, Foreland does not generate sufficient revenues to satisfy its cash requirements for general and administrative expenses, dividends on preferred stock, principal payments on debt, and other payments to trade creditors and others respecting approximately $15.2 million in short-term liabilities as of December 31, 1998, including $12.4 million resulting from reclassification of Foreland's long-term debt. Similarly, Foreland has insufficient cash to undertake material oil and gas exploration.

  Foreland Has Insufficient Cash to Pay $12.6 Million in Secured Indebtedness.
  ---------------------------------------------------------------------------
  Foreland was not able to pay the principal payment of $338,096 due April 1, 1999, on $12.6 million indebtedness due Energy Income Fund ("EIF"), did not make earlier payments that were subsequently deferred and has not been in compliance with certain financial covenants relating to minimum collateral to indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense percentages. All of Foreland's assets and operations used in its refinery, transportation and marketing activities and its producing properties are encumbered as security for this obligation. On April 15, 1999, EIF agreed to defer the first principal payment (now $347,437) until May 1, 1999, and waive compliance with the financial covenants until May 15, 1999. Foreland is implementing cost cutting measures and restructuring its resources in order to be able to make the required payments and comply with the financial covenants, but there is no assurance it will be able to do so. If Foreland fails to make a required payment or comply with the financial covenants, EIF will have the legal right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets. There can be no assurance that EIF will agree to any further extensions or modifications or continue to forbear from exercising its remedies in the event of a default.

  Foreland's Audit Report for the Year Ended December 31, 1998, Contains a
  -----------------------------------------------------------------------
   Going Concern Explanatory Paragraph.  Foreland's independent auditor's
  ------------------------------------
  report on the December 31, 1998, financial statements, as for preceding fiscal years, contains an explanatory paragraph which indicates there is substantial doubt as to Foreland's ability to continue as a going concern. As of December 31, 1998, Foreland had a working capital deficit of $9.8 million (disregarding the $1.2 million non-cash accrued discount for debt issuance) and an accumulated deficit of $39.6 million since its inception in 1985. Foreland had losses of $13.9 million for the year ended December 31, 1998, and expects its losses to continue. Foreland is delinquent in payments to trade creditors and others. There can be no assurance that Foreland's efforts to obtain forbearance from EIF, trade creditors, or others; implement adequate cost cutting measures; severely restrict activities; or implement other measures that will enable Foreland to continue.

  Foreland Will Need Additional Investment, Strategic Alliance or Sale/Merger.
  --------------------------------------------------------------------------
  In order for Foreland to continue, it will need to capitalize on its market position, technical capabilities, management, assets and identified business opportunities by either raising additional capital, creating a strategic alliance with another company, or selling or merging some or all of its lines of business. Foreland has engaged an investment banker to assist in these efforts.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Foreland's consolidated financial statements.

Corporate Goals

     Foreland's goal is to realize high margins on the sale of refined products by:

     . owning fully-integrated exploration and production as well as refining and marketing assets;
     . focusing on niche product markets where Foreland is not in competition with larger, integrated oil companies;
     . developing new markets for its products throughout the western U.S.; and . owning its own crude oil supply for a substantial portion of its refinery feedstock, supplemented by an aggressive exploration program in central Nevada.

Corporate Strategy

     Foreland seeks to attain its goal of becoming an integrated regional exploration, production, refining, and marketing company that competes in niche markets by implementing a strategy with the following principal components:

     . Develop and significantly expand refined product marketing throughout the western U.S.
     . Manufacture and market roofing asphalt from its terminal in Salt Lake
       City.
     . Increase refinery feedstock throughput to achieve economics of scale by
       (a) acquisition of producing properties; (b) refinery feedstock purchase contracts; and (c) identification of backhaul opportunities (hauling product using otherwise empty trucks) using Foreland's transportation fleet.
     . Increase the effective value of existing and future crude oil production by owning fully-integrated refining and marketing assets.
     . Explore and develop the central Nevada region to generate additional crude oil feedstock for its oil refinery and marketing segments.

Refining and Transportation

     In August 1998, Foreland completed the purchase of certain Nevada refining and transportation assets from Petro Source Corporation. These assets include the Eagle Springs and Tonopah, Nevada, Refineries, and a fleet of trucks to gather crude oil and distribute products. Foreland is now integrating the refining and transportation assets with its Nevada oil production and markets a range of refined products. Foreland employs about 60 people formerly employed in Petro Source's refining and marketing operations.

     Eagle Springs Refinery

     The Eagle Springs Refinery is located on U.S. Highway 6, about ten miles southwest of Currant, Nevada, and immediately adjacent to the Eagle Springs field. Eagle Springs Refinery is approximately 200 miles from Las Vegas, 310 miles from Salt Lake City, and 550 miles from Los Angeles. Eagle Springs Refinery was built in 1984 on open land leased from the Bureau of Land Management. The 30-year lease for the land expires in 2014. The refinery produces several grades of asphalts, solvents, fuels, and specialty products. Eagle Springs Refinery has the capacity to process between 4,500 and 6,500 barrels per day of crude oil, depending on its specifications. Eagle Springs Refinery's current throughput is approximately 2,025 barrels of feedstock per day. Eagle Springs Refinery is a self-contained facility with steam generation equipment, a control room, maintenance shop, laboratories, and related facilities. Eagle Springs Refinery also has a fully equipped truck maintenance facility that can perform major tractor/trailer overhauls for Foreland's trucking fleet. All of the crude oil processed at Eagle Springs Refinery is obtained from Nye County, Nevada, and is delivered by Foreland's trucks into approximately 20,000 barrels of crude oil storage capacity.

     Three main types of crude oil are refined at Eagle Springs Refinery: light crude, sour crude, and heavy crude. The asphalts produced from Foreland's sour crude make excellent roofing asphalt. All of the projected future production of roofing asphalt flux from Eagle Springs Refinery will feed the Cowboy Asphalt Terminal in Salt Lake City (discussed in a later section of this report). The three different types of crude are kept in separate tanks and run in batches so that only one type of crude oil is processed at any given time. Eagle Springs Refinery is operated this way because each type of crude produces asphalt and other products with distinct properties and qualities. Eagle Springs Refinery currently refines just over 2,025 barrels per day of crude in total, consisting of 900 barrels of Nevada light crude, 700 barrels of sour crude (predominantly Foreland's crude from the Eagle Springs and Ghost Ranch fields), 220 barrels of Nevada heavy crude (including crude from its Kate Spring field), plus 210 barrels of other backhauls. Eagle Springs Refinery has approximately 65,000 barrels of storage capacity for refined products.

     Foreland's main consideration in acquiring the Eagle Springs Refinery and related assets was to capture the refinery's historical gross operating margins. By capturing those margins, Foreland may justify expenditures for oilfield workovers and maintenance as well as exploration during the current low oil price environment. Foreland believes that the refinery's isolated location for captive crude supplies and products markets is the reason for its consistently high margins.

     Tonopah, Nevada, Refinery

     The Tonopah Refinery is located five miles east of Tonopah, Nevada, in Nye County, approximately 100 miles from the Eagle Springs Refinery. Tonopah
Refinery commenced operations in 1978.   The refinery site is located on
property now owned by the state of Nevada and leased by Foreland under a lease expiring June 2004, with an option to extend the lease for an additional 25 years. As with Eagle Springs Refinery, Tonopah Refinery is completely self-contained with steam generation equipment, mechanical shops, a control room, office, laboratory, and related facilities.

     Refined crude oil products produced at Tonopah Refinery include naphtha, kerosene, several grades of diesel, atmospheric gas oil, and residual fuel. Due to the decline in Nevada crude oil production over the last few years, Tonopah Refinery is currently used as a storage terminal for Eagle Springs Refinery's products and as a facility for processing transmix.

     Millions of barrels per day of gasoline, diesel, and jet fuel are moved in batches through pipelines connecting refineries to terminals and distribution centers across the country. Each refiner and marketer is responsible for disposing of the interface, or blend, of products between batches of individual products. The mixture found where the two individual products are blended is called "transmix" (or, more formally, transmission mixture). Transmix supply for the Tonopah Refinery comes from pipeline terminals in northern and central California as well as Sparks and Las Vegas, Nevada. The total volume of transmix from these sources is estimated to be approximately 3,800 barrels per day. The Tonopah Refinery currently receives about 700 barrels per day of transmix that is trucked to the refinery. Processing equipment at Tonopah Refinery consists of two conventional atmospheric distillation towers. Tonopah Refinery has 63,000 barrels of storage capacity.

     Transmix is processed at Tonopah Refinery into gasoline, diesel, and other specialty products. These products are mostly marketed locally, although its truck fleet enables Foreland to backhaul finished gasoline and diesel into the Las Vegas and Sparks/Reno markets when prices are favorable. Foreland consistently evaluates new markets for specialty products that can be produced at Tonopah Refinery. For example, Foreland is currently studying the economics of producing specialty waxes that could be sold to manufacturers of wax firelogs in California. The wax sold to the manufacturers would be a blend of wax bought in Utah and backhauled to the Tonopah Refinery, plus wax produced from Foreland crude refined at Eagle Springs Refinery. Management believes that it can supply a quality wax product into the California market at a lower price than that offered by the manufacturers' existing suppliers in Salt Lake City. Two firelog manufacturers have indicated an interest in purchasing Foreland's estimated wax production from Tonopah Refinery.

     Asphalt Marketing

     Foreland owns a 33% interest in Cowboy Asphalt Terminal, LLC ("Cowboy"), an entity that owns the Cowboy Asphalt Terminal in Salt Lake City. The terminal is a 180,000 barrel storage facility with several key strategic benefits for
Foreland:

     . Heated asphalt storage capacity for roofing asphalt flux produced at
       Eagle Springs Refinery;
     . A variety of other product storage tanks;
     . Strategic location for distribution of roofing flux to potential purchasers; and
     . Land for future expansion.

     By virtue of its ownership of the Eagle Springs field, Foreland has a dedicated supply of crude oil that makes excellent asphalt flux. Foreland is nearing completion of construction of an asphalt flux blowing facility at Cowboy. This facility will convert the high quality asphalt flux produced at Eagle Springs Refinery into roofing asphalt. Foreland previously sold its asphalt flux to a refinery in Salt Lake City owned by a third party. Foreland believes that it can gain market share in the asphalt roofing market and increase gross margin per ton by selling asphalt as high quality roofing asphalt. This is expected to enhance the value to Foreland of its Nevada crude used to produce flux at Eagle Springs Refinery. Foreland estimates that approximately 25% of the roofing asphalt produced at Cowboy will be sold in the Salt Lake City area, with the remaining 75% sold throughout ten western states, predominantly California and Nevada.

     Transportation

     As part of its acquisition of assets from Petro Source, Foreland acquired the stock of Petrosource Transportation (now renamed Foreland Transportation) ("Transportation"), an entity that owns and operates a tanker transportation fleet. Transportation was originally formed to haul crude oil from producing fields in Nevada to the Eagle Springs and Tonopah Refineries. Later, Petro Source began using its trucks to distribute finished products. Rather than having the trucks return empty, Transportation began backhauling (using otherwise empty trucks) products into Nevada.

     Foreland's transportation fleet consists of approximately 24 truck tractors (18 leased, six owned) and 75 oil gathering and finished goods delivery tank trailers (six leased, 69 owned). Foreland believes that it is able to control its transportation costs by operating its own trucking fleet. Transportation holds contract carrier authority from the Interstate Commerce Commission. Contract carrier authority allows the trucks to haul products for third parties, thereby generating revenue and acting as a profit center for Foreland. Foreland employs a number of former key Petro Source personnel who were responsible for running Transportation, including the fleet manager.

     As discussed previously, the Eagle Springs and Tonopah Refineries have well-equipped truck maintenance facilities. Transportation access to the Eagle Springs and Tonopah Refineries is provided by U.S. Highway 6 and other state highways that provide a link to the population areas of Salt Lake City, Las Vegas, Bakersfield, Reno, and Los Angeles.

Marketing

     General

     During 1997, Foreland initiated a program to become an integrated exploration, production, refining and marketing company competing in niche markets to enable Foreland to market finished products for a higher return than it could obtain through the sale of its crude oil. This program ultimately resulted in acquisition of the Eagle Springs and Tonopah Refineries, as well as the related transportation assets. Additionally, in 1998, Foreland acquired a 33% interest in Cowboy Asphalt Terminal, LLC, and is nearing completion of the manufacturing facility at the Cowboy Asphalt Terminal for converting the high quality asphalt flux produced at the Eagle Springs Refinery into premium roofing asphalt.

     Product Markets

     Foreland's refined products are sold to a variety of customers, including mines, military users, utilities, other refineries, railroads, product brokers, paving contractors and construction companies. Markets for specific products are discussed below:

 . Naphtha. Naphtha is marketed to other refineries as a gasoline blendstock if it cannot be sold locally as mineral spirits. The closest refineries are in Salt Lake City, with alternative markets in Los Angeles and Bakersfield.

 . No. 1 Diesel.  No.1 diesel is currently sold to a military base near Las
  Vegas under a new three-year contract. An alternative market for No. 1 diesel is as a highway diesel fuel in Nevada.

 . No. 2 Diesel.  There are approximately 60 mines operating in Nevada which purchase diesel for fuel.  Many of these are strip-mining operations that
  consume significant quantities of off-road diesel.   Foreland currently sells
  most of its No. 2 diesel to one mine in Nevada.

 . Fuel Oils. Fuel oils from the Eagle Springs Refinery go to one of two markets, depending on whether the fuel oil is blended to achieve a low sulfur content (less than 1 percent). Low sulfur fuel oil is currently sold to three customers in Nevada. Surplus low sulfur fuel oil, and high sulfur fuel oil that cannot be blended to have less than 1 percent sulfur, are sold as feedstock to refineries in Salt Lake City, Los Angeles or Bakersfield.

 . Paving Asphalt. The paving asphalt market in Nevada is growing, and the Eagle Springs Refinery is able to supply product with a transportation cost advantage. Foreland is able to market all of its current production of paving asphalt to private contractors and the State of Nevada.

 . Roofing Asphalt Flux. Historically, roofing asphalt flux produced at the Eagle Springs Refinery was sold to one asphalt marketer in Salt Lake City. After acquiring the refinery, Foreland continued to sell its flux to this manufacturer for several months, pending construction of Foreland's own flux blowing facility at Cowboy Asphalt Terminal. Flux from the Eagle Springs Refinery is now being stored at Cowboy Asphalt Terminal. All of the projected future production of roofing asphalt flux from the Eagle Springs Refinery will be trucked to Cowboy Asphalt Terminal, blown to produce roofing asphalt and marketed by Foreland. If the production of flux from the Eagle Springs Refinery exceeds the capacity of Cowboy Asphalt Terminal, potential markets exist with manufacturers in Denver, Los Angeles and Portland.

     Since acquisition of the Eagle Springs and Tonopah Refineries, Foreland does not sell any crude oil to external purchasers.

     Sales to Round Mountain Gold Corporation account for 20% of the refining and transportation operations revenues

Exploration and Production

     Producing Oilfields

     Foreland owns working interests in four oil fields in Nevada. They are the Eagle Springs, Ghost Ranch, Kate Spring, and Sand Dune fields. The Eagle Springs field, Nevada's first oilfield, was discovered by Shell Oil Company in 1954 with the drilling of the No. 1 Eagle Springs Unit, which initially produced 343 barrels per day. By 1967, 14 wells had been completed in the field. This early phase of the field's development saw a peak daily production rate in 1966 of 850 barrels of oil. Shell sold the field to other owner-operators, and Foreland acquired the field in 1993 after it had been shut in for much of the year due to low production. The previous operator had left the field with some required environmental remediation which Foreland undertook to clean up in conjunction with the Bureau of Land Management. Foreland's successful environmental clean up efforts resulted in the Bureau of Land Management awarding Foreland its first "Health of the Land" award in June 1996.

     Foreland performed a 7.5 square mile 3D seismic shoot in March 1994 to identify additional drilling locations at Eagle Springs. This data allowed Foreland to commence a drilling program in the field, raising the peak production rate to about 560 barrels per day. Eight of Foreland's nine new wells were completed successfully. Cumulative production from the field is now approximately 4.7 million barrels of oil.

     In September 1997, Foreland initiated an enhanced oil recovery program in Eagle Springs using high pressure air injection. The pilot program was completed in early 1998. Although Foreland reported favorable results initially, the project has now been terminated because the fractured nature of the reservoirs led to minimal increased production and rapid breakthrough of injected air. Foreland intends to return a former air injector into production.
     The 3D data from the Eagle Springs field also indicated some structural anomalies that Foreland considered exploratory prospects within the shoot area. Based on these structural anomalies, Foreland began drilling about one-half mile south of the Eagle Springs field. This well was spudded in July 1996 and discovered oil in Devonian dolomite at 4,370 feet. The Ghost Ranch 48-35 well was the discovery well for a new field and was completed producing 393 barrels per day. Foreland believes that the Ghost Ranch well was the first use of 3D seismic to locate a discovery well in Nevada. Foreland completed two additional wells in the field during 1997. The Ghost Ranch field has produced 170,000 barrels of oil since its discovery. The field currently produces about 160 barrels per day. Foreland believes that its successful development drilling program at Eagle Springs and its subsequent discovery of the Ghost Ranch field have validated its extensive use of 3D seismic in Nevada.

     Foreland owns a 21.8% working interest in one well (Kate Spring 12-2) in the Kate Spring field, located approximately one mile south of Eagle Springs. The field was discovered in 1986. The well is operated by Makoil, Inc., and currently produces 50 barrels per day.

     In July 1998, Foreland completed for production the Sand Dune no. 88-35 well on the Sand Dune field. The Sand Dune field is located approximately one-half mile south of the Eagle Springs field and was identified by Foreland through the use of 3D seismic. The well currently produces approximately 35 barrels per day.

     All of the oil produced by Foreland is trucked to the Eagle Springs Refinery for processing.

     Nevada Exploration

     Since its formation, Foreland has developed a comprehensive database of geological and geophysical data pertaining to Nevada. The database was assembled under the guidance of Dr. Grant Steele and consists of 50,000 square miles of geologic mapping; 6,000 square miles of detailed gravity data; 15,000 square miles of air photo and satellite data; 1,400 line miles of 2D seismic data; and 46 square miles of 3D seismic data. Foreland believes that Nevada is well suited to the application of 3D data, due to the complexity of geological structures. Conventional 2D seismic data had proven to be inadequate to properly image most subsurface structures in the region. These structures can be extremely large vertically, with up to 3,000 feet differences in the subsurface depth, but very small in aerial extent. Foreland's strategy of developing a comprehensive database and applying 3D technology was confirmed with Foreland's discovery of the Ghost Ranch field in July 1996.

     Foreland currently leases approximtely 166,600 gross (136,700 net) acres in Nevada, and has developed a five-year, 3D-defined exploration and exploitation program. The program consists of a balance of lower-risk opportunities to exploit areas with large estimated amounts of oil in place, along with exploration prospects with higher reserve and deliverability potential. A summary of three of Foreland's large-target exploration prospects follows:

     Hay Ranch Exploitation Area, Pine Valley, Nevada Foreland has identified six leads in the Northern Pine Valley area using 2D seismic. . Foreland has begun to process a 24.5 square mile 3D seismic shoot to properly image the structural blocks, and to define locations for vertical wells or high angle lateral wells.

     Toano Draw, Northeastern Nevada An 800 foot column has produced oil without water from a well reentered by Foreland in Toano Draw. This well demonstrated that producible oil is present in the area but due to economic
consideration, producing equipment has not been installed.   Foreland projects
that the thickness of the source rock averages approximately 700 feet. Foreland has proposed a 30 square mile 3D seismic shoot to delineate the structural blocks updip, and pinpoint drilling locations.
     North Humboldt Prospect, Nevada The North Humboldt prospect is a large structure covering approximately 5,000 acres on the flank of a deep Tertiary basin. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from oil shale outcrops located to the north of the prospect. Foreland controls a contiguous block of approximately 20,000 acres over the prospect.

      During 1998, Foreland conducted the following activities:

     . drilled and placed into production one well in the Sand Dune prospect; . entered into a joint venture with Conley P. Smith Operating Company for exploration in Cave Valley, Nevada, for a 33% interest, and under such joint venture drilled one exploration test, the Flat Top 27-15, which was plugged and abandoned;
     . entered into an agreement with McMurry Oil Company to participate in Foreland's Dixie Flats prospect for a 50% interest, and under such agreement drilled the initial test well, which was plugged and abandoned; and
     . drilled and tested North Pine Creek 1-6 exploratory well, subsequently plugged and abandoned; and
     . drilled and tested the Eagle Springs no. 14-35 development well and Ghost Ranch no. 58-35 development well, both of which were plugged and abandoned.

     Management expects that it will take several years to fully explore the Nevada target areas that have been identified by Foreland. In the meantime, Foreland continues to increase and improve its geological and geophysical expertise in central Nevada through its own drilling and field exploration efforts, and by obtaining data from third parties as part of joint exploration, property acquisition and data sharing arrangements. Foreland also reanalyzes existing information as additional drilling data is gathered, and as new computer techniques become available to the industry.
 Proved Reserves

     Foreland is engaged in the exploration for, and production of, crude oil in the central Nevada region. Foreland owns an interest in four producing oilfields in Nevada. All of the crude oil produced from these fields is gathered by Foreland's trucks and refined at its Eagle Springs Refinery.

      The following table sets forth the estimated oil reserves, net to Foreland's interest, of oil and gas properties as of December 31, 1998. The reserve information is based on the independent appraisal prepared by Malkewicz Hueni Associates, Inc., Golden, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, the estimates of future net revenues from Foreland's proved reserves are made using a sales price of $5.80 per barrel, held constant throughout the life of the properties, and do not consider the price that Foreland may receive after refining the crude oil into finished products. Due to the low oil price of $5.80 at December 31, 1998, as compared to the oil prices of $12.55 and $18.05 per barrel used in the previous two year-end reserve studies, Foreland recognized substantial downward revisions in its oil reserve quantities, the standardized measure and net capitalized costs due to impairment.
                                                 Present Value of
                                                 Estimated Future
                                                        Net
                                   Estimated         Revenues,
  Estimated Proved Reserves          Oil        Discounted at 10% (1)
----------------------------      ----------    ---------------------
                                    (MBbl)        (In thousands)
Proved Developed Producing
  Eagle Springs field.....            348.9            $362.3
  Ghost Ranch field.......            159.5             129.2
  Kate Springs field......             --                --
  Sand Dune field                      --                --
                                  ----------    ---------------------
      Total...............            508.5            $491.5
                                  ==========    =====================

--------

(1) The price used in the evaluation was the year-end values at the wellhead of $5.80 per barrel. Operating costs have not been escalated. The operating costs, based on information provided by Foreland, are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves, based on year-end costs and assuming the continuation of existing economic conditions. See "Item 8. Financial Statements and Supplementary Data."

      The oil reserves assigned to the properties in the evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty to any estimates. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially.
The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market value for the evaluated properties.

      In 1997 and 1998, Foreland implemented a high pressure air injection project that was expected to increase production in portions of the Eagle Springs field. The fractured nature of the reservoirs did not result in increased oil production and the program was discontinued. The 1998 reserve report gives effect to future oil recovery that may be realized from returning a former air injection well to production.

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

     The actual amount of Foreland's proved reserves are dependent on the prevailing price for oil, which is beyond Foreland's control or influence.
World oil prices declined significantly during 1997 and 1998 from previous years. There can be no assurance that oil prices will not continue to decline in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of Foreland.

      In an effort to limit the adverse effects of extreme declines in oil prices, Foreland has acquired and is operating the Eagle Springs and Tonopah refineries. Additionally, Foreland is constructing a roofing asphalt manufacturing facility in an effort to integrate production, processing, and marketing to obtain price protection, establish a new profit center, and increase revenues.

Wells and Acreage

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

      Shown below is a tabulation of the productive wells owned by Foreland in Nevada as of December 31, 1998.


                   Productive Oil Wells
                   --------------------
                     Gross       Net
                   --------    --------
                     23.0       17.79

      Set forth below is information respecting the developed and undeveloped acreage owned by Foreland in Nevada as of December 31, 1998.

             Developed Acreage        Undeveloped Acreage
             -----------------       ----------------------
             Gross       Net          Gross          Net
             ------    -------       --------      --------
             4,280      4,184        166,600       136,700


      Foreland's leases in Eagle Springs (2,960 gross and net acres), Ghost Ranch (80 gross and net acres), Tomera Ranch (680 gross and net acres), North Willow Creek (400 gross and net acres), Sand Dune (80 gross and net acres) and Kate Springs (80 gross and 16 net acres) are held by production. Foreland's undeveloped leases have various primary terms ranging from one to ten years. Management believes that the expiration of any individual or group of related undeveloped leasehold interests would not have a material adverse effect on Foreland. Annual rentals on all undeveloped leases for 1999 are expected to be approximately $168,400.

Drilling Activities

      Set forth below is a tabulation of wells drilled and completed in which Foreland has participated and the results thereof for each of the periods indicated.

                                   Year Ended December 31,
                          ---------------------------------------
                              1996         1997          1998
                          -----------  ------------  ------------
                          Gross   Net  Gross   Net   Gross   Net
                          -----  ----  -----  -----  -----  -----
Exploratory:
 Dry....................   2.0   1.16    --     --    3.0    1.36
 Oil....................   2.0   1.60    --     --     --     --
 Gas....................    --    --     --     --     --     --
                          -----  ----  -----  -----  -----  -----
     Totals.............   4.0   2.76    --     --    3.0    1.36
                          =====  ====  =====  =====  =====  =====

Development:
 Dry....................    --    --     --     --    2.0    2.0
 Oil....................    --    --    2.0    1.2    1.0    1.0
 Gas....................    --    --     --     --     --     --
                          -----  ----  -----  -----  -----  -----
     Totals.............    --    --    2.0    1.2    3.0    3.0
                          =====  ====  =====  =====  =====  =====



Production and Sale of Oil

      The following table summarizes certain information relating to Foreland's net oil produced and sold from Foreland's Nevada properties, after royalties, during the periods indicated.

                                            Year Ended December 31,
                                           ------------------------
                                             1996   1997     1998
                                           ------- ------  --------
Average net daily production of oil (Bbl)     325     492     436
Average sales price of oil ($ per Bbl)     $15.87  $12.46   $8.37
Average production cost ($ per Bbl)(1)      $4.01   $5.03   $5.83

----------

(1)Includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, and similar items), and production taxes. Excludes costs related to Eagle Springs air injection enhanced oil recovery project, which has now been terminated.

      Production from Eagle Springs started in January 1994, and currently accounts for about 70% of Foreland's oil production. As part of routine field maintenance wells are shut-in from time to time, subject to the availability of appropriate rigs and equipment in the area and the availability of funds.

     In December 1997, Foreland entered into an agreement, effective March 1, 1998, for the sale of all of its Nevada crude oil to Petro Source at the Eagle Springs Refinery, which was subsequently acquired by Foreland in August 1998.

     Foreland's activities are generally dependent on the prevailing price for oil and finished goods sales, which are beyond Foreland's control or influence. Management believes that refinery margins are less volatile than oil prices. However, oil prices will continue to have an effect on the supply of crude oil available to Foreland for processing, the level of exploration and development activities generally in Nevada and surrounding areas, and the prices and margins of finished goods.

     World oil and gas prices and the prices and margins of finished goods have been and are likely to continue to be volatile and subject to wide fluctuations in response to:

     . the supply and demand for refined products;
     . market uncertainty;
     . political conditions in international oil producing regions;
     . the extent of domestic production and importation of oil;
     . the level of consumer demand;
     . weather conditions;
     . the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources;
     . the effect of federal and state regulation on the production, transportation and sale of oil;
     . and other factors, all of which are beyond the control or influence of Foreland.

In addition to its direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on Foreland's ability to obtain funding from lending institutions, industry participants, the sale of additional securities, and other sources.

      Overall operating costs are a combination of costs associated with each well and costs associated with operation of the entire field. In addition, operating costs may continue to vary materially due to the costs of ongoing treatment or reworking of existing wells and the impact of the other factors discussed above. Foreland has only minor gas production which is used in operations to reduce lifting costs.

Title to Properties

     Substantially all of Foreland's working interests are held pursuant to leases from third parties. Foreland performs only a minimal title investigation before acquiring undeveloped properties, and a title opinion is typically obtained shortly before the commencement of drilling operations. Foreland has obtained other documentary confirmation of title on its principal producing properties and believes that it has satisfactory title to such properties. Foreland's properties are subject to customary royalty interests, liens for current taxes, and other common burdens which Foreland believes do not materially interfere with the use of such properties and whose economic effect has been appropriately reflected in Foreland's acquisition costs of such properties.

Government Regulation

     The exploration for and production of oil in the United States are subject to extensive regulation by both federal and state authorities. The following discussion concerning regulation of the oil and gas industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations, and governmental orders to which operations of Foreland may be subject.

      Environmental Regulations

     Operations of Foreland are subject to comprehensive federal, state, and local laws and regulations governing the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect Foreland's operations and costs of doing business. It is probable that state and federal environmental laws and regulations or their interpretations will become more stringent in the future. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed so Foreland is unable to predict the ultimate cost of compliance. Foreland does not believe that it will be required in the near future to expend material amounts due to current environmental laws and regulations.

     Present, as well as future, legislation and regulations could cause additional expenditures, restrictions, and delays in Foreland's business, the extent of which cannot be predicted and which may require Foreland to limit substantially, delay or cease operations in some circumstances or subject Foreland to various governmental controls. From time to time, regulatory agencies have proposed or imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Because federal energy and taxation policies are subject to constant revisions, no prediction can be made as to the ultimate effect of such governmental policies and controls on Foreland.

     In connection with the acquisition of the Eagle Springs property, Foreland performed limited environmental inquiries and agreed to undertake certain work to remediate a contaminated drilling pit at a former water injection well site. That work was completed at a cost of $111,000 in coordination with federal and state supervising agencies in early 1994, for which Foreland received the Bureau of Land Management's "Health of the Land" award. Foreland does not believe that it has any material continuing financial obligation respecting remediation of environmental matters involving the Eagle Springs field. However, there can be no assurance that new remediation issues will not arise in the future due to existing undiscovered conditions or future legislation.

     As a negotiated term of the acquisition of the Eagle Springs lease, Foreland agreed to indemnify the secured creditor from which Foreland acquired a portion of its property interests against claims for environmental liability. Foreland does not believe that it has any material financial obligation under such agreement.

      State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds, and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, and the plugging and abandoning of wells, the density of well spacing within a given area, and other matters. Nevada also has statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil properties and establishment of maximum rates of production from oil wells. Foreland believes it is currently in full compliance with all material provisions of such regulations.

      Federal Leases

     Foreland conducts significant portions of its activities under federal oil and gas leases. These operations must be conducted in accordance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of delay rentals and royalty payments to the federal government.

     Safety and Health Regulations

      Foreland must also conduct its operations in accordance with various laws and regulations concerning occupational safety and health. Currently, Foreland does not foresee expending additional material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed, Foreland is unable to predict the future effect of these laws and regulations.

Operational Hazards and Insurance

     Foreland's operations are subject to the usual hazards incident to the drilling, production, refining and transportation of oil. These hazards include, but are not limited to, pipe failure, blowouts, cratering, explosions, uncontrollable flows of oil, natural gas, or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations and could result in Foreland incurring substantial losses and liabilities to third parties.

     In order to lessen the effects of these hazards, Foreland maintains insurance of various types to cover its operations. As is customary in exploration arrangements with other energy companies under which specified drilling is to be conducted, the operator is required to purchase and pay for insurance against risks customarily insured against in the oil and gas industry by others conducting similar activities. Foreland has general liability insurance of $1 million per occurrence, with a $2 million aggregate limitation, including coverage for certain oil industry activities. Management believes that Foreland's current insurance coverage is adequate; however, Foreland may not be insured against all losses or liabilities which may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on the insurance policy, or other factors. Foreland's insurance does not cover every potential risk associated with the exploration, drilling, and production of oil. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse effect on Foreland. Moreover, no assurance can be given that adequate insurance will be available at reasonable rates or that Foreland or the operators of wells in which Foreland owns an interest will elect to maintain certain types or amounts of insurance.

     Foreland's activities are subject to periodic interruptions due to weather conditions, which may be quite severe at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping, and/or production activities or increase operating costs.

Employees

     Foreland currently has 93 full-time employees, distributed between the following locations:
      . Executive and exploration offices, Lakewood, Colorado: 16 employees . Foreland Refining Corporation, Woods Cross, Utah: 16 employees
      . Eagle Springs Refinery, Nevada: 19 employees;
      . Tonopah Refinery, Nevada: 11 employees
      . Foreland Transportation, Nevada: 31 employees.

     None of Foreland's employees is represented by a collective bargaining organization, and Foreland considers its relationship with its employees to be satisfactory.


Facilities

     Foreland's principal executive offices located 143 Union Boulevard, Suite 210, Lakewood, Colorado 80228, are rented from an unrelated party under a lease expiring January 2004, and requiring monthly payments of $9,766, including certain common area charges. Foreland's refining and transportation segments executive offices are located at 2561 South 560 West, Suite 200, Woods Cross, Utah 84087, are rented from an unrelated party under a lease expiring January 2003 requiring monthly payment of $4,185.

Risk Factors

     The business of Foreland is subject to a number of material risks, including, but not limited to, the factors set forth below.

     Foreland May Incur Costs and Experience Delays in its Refining, Transportation, and Marketing Operations

     In order for Foreland to operate successfully its refining, transportation, and marketing segment acquired in August 1998, Foreland may incur substantial costs or experience significant delays as it assumes management, implements various operating changes, constructs modifications or improvements, implements new marketing strategies, or makes other changes. These operations will be under the supervision of Foreland's executive officers and directors, who have no substantial experience or expertise in refining, transportation, and marketing operations. Foreland is significantly dependent on the management employees who previously worked for Petro Source in refinery and transportation management and operations and on Foreland's ability to integrate skills and activities with those of Foreland's management and personnel.

     Foreland's Refining and Marketing Strategy is Substantially Dependent on Successful Roofing Asphalt Manufacturing and Marketing.

     Foreland's strategy to increase the revenues and margins received from the crude oil it produces is substantially dependent on Foreland's ability to manufacture and market roofing asphalt. Foreland's success in entering the roofing asphalt market is dependent on successfully:

     . completing construction, now underway, at the Cowboy terminal of a manufacturing facility to produce roofing asphalt from asphalt flux produced at Eagle Springs; and
     . marketing roofing asphalt to be produced, notwithstanding competition from established manufacturers with established sales forces and customer relations and greater financial and technical resources than Foreland.

     Foreland Must Acquire More Refinery Feedstock to Achieve Economies of Scale

     At current levels of Eagle Springs Refinery throughput of approximately 2,025 barrels per day, Foreland's revenues from refining, transportation, and marketing operations are meeting related costs but do not provide sufficient funds for exploration, development, and production operations, for general and administrative expenses or to make interest and principal payments due on the EIF secured indebtedness. In order to increase cash flows substantially, Foreland must achieve economies of scale by significantly increasing refinery throughput. Eagle Springs Refinery is currently processing all oil being produced in Nevada. Therefore, Foreland will have to increase refinery feedstock to achieve economies of scale by:
     . establishing increased oil production through development and exploration drilling;
     . increasing oil production from existing producing properties;
     . entering into additional refinery feedstock purchase contracts with non-
       Nevada producers; or
     . identifying backhaul opportunities using Foreland's transportation fleet.

Other than the exploration activities of Foreland, there is presently little exploration currently in Nevada, and given the current depressed prices of oil, there is little incentive for exploration firms to incur substantial exploration and development drilling costs. In the event Foreland's activities do not yield additional oil production in Nevada, Foreland would be required to purchase feedstock from outside the area, which would cause Foreland to incur transportation costs. Such transportation costs would ultimately reduce the margins at which Foreland's refined products are sold. Foreland cannot assure that it can increase or acquire additional feedstock and maintain reasonable profit margins.

     Foreland Must Compete for Transmix Feedstock for the Tonopah Refinery.

     In order to purchase from pipeline operators and others transmix feedstock for processing at Tonopah Refinery, Foreland must compete with other processing facilities, including transmix processors in other states.

     Foreland is Dependent on Refinery Feedstock Purchase Contract for its Feedstock Supply

     Foreland has entered into agreements to purchase approximately 1,700 barrels per day of crude oil from other producers in Nevada, or about 82% of the crude oil it refines. The terms of such contracts range from one-year contracts (about 45% of amount purchased) to contracts terminable on 30 days' written notice (about 17% of amount purchased). Foreland's operations would be adversely affected if it were unable to purchase crude oil from these producers. Foreland is aware of only two other refineries, which are located in Salt Lake City, Utah, where Nevada crude could be processed. Foreland believes their location in Salt Lake City and the need to run small quantities of Nevada crude oil in small blocks rather than continuously, make this unlikely. Foreland is unaware of any other refinery near Nevada at which Nevada crude oil could be readily processed, but there is no assurance any such refineries could not be modified or constructed. Foreland continues to identify other sources of feedstock, including oil produced in Utah, Wyoming, and California. Obtaining feedstock from such sources would result in increased transportation costs to Foreland and impact the margins received from selling finished goods.

     Foreland May be Subject to Contingent Environmental Liabilities Related to the Acquired Refinery Assets

     Foreland may be financially responsible for clean-up or other remediation costs resulting from environmental contamination that existed as of the date of acquisition, or subsequently, by Foreland at Eagle Springs Refinery, Tonopah Refinery, or Cowboy Terminal. There can be no assurance that Foreland's pre-acquisition inspection, investigation and agreements with the prior owners of the purchased properties will protect Foreland from such contingencies.

     Foreland's Refining, Transportation, and Marketing Operations are Subject to Volatility of Gross Refining Margins and Current Market Conditions

     Foreland's earnings and cash flows from operations will be primarily dependent upon processing crude oil and selling quantities of refined products at refining and marketing margins sufficient to cover fixed and variable expenses and to fund its other operations. Crude oil costs and refined product prices typically experience periods of extreme price volatility and may vary based on numerous factors beyond Foreland's control, including:
     . the supply of, and demand for, crude oil, gasoline and other refined products;
     . changes in national and regional economies;
     . production levels;
     . the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources;
     . the extent of domestic production and importation of oil;
     . the marketing of competitive fuels;
     . market demand;
     . the extent of government regulation;
     . seasonal fluctuations;
     . product pipeline capacity;
     . local market conditions;
     . the level of operations of competing refineries.
     . political conditions in international oil producing regions; and . the effect of federal and state regulation on the production, transportation and sale of oil.

A substantial amount of Foreland's refined products are sold on the spot market or under short-term contracts at market prices. Spot market prices for feedstock and finished products are subject to volatile trading patterns in the commodity futures markets. Foreland has entered into agreements to buy all of the crude oil currently being produced in Nevada and is seeking to increase its supply of feedstock. Foreland may maintain inventories of crude oil, other feedstock, intermediate products and refined products, the values of which are subject to fluctuations in market prices. Factors that are beyond the control of Foreland may cause the cost of crude oil and other feedstock purchased by Foreland and the price of refined products sold by Foreland to fluctuate widely. Although prices of crude oil and refined petroleum products generally move in the same direction, prices of refined products often do not respond immediately to changes in crude oil costs. An increase in market prices for crude oil and other feedstock obtained from others, or a decrease in market prices for refined products, could have an adverse impact on Foreland's income and cash flow.

     Foreland's Different Products have Widely Varying Margins, which may be Further Affected by Government Regulations

     The finished products sold by Foreland have widely varying margins. The refining operations are subject to regulatory requirements of certain agencies. In the event of changes by such regulatory agencies affecting the product specifications of Foreland's specific products, these margins could be adversely affected. For example, should regulations impose a decrease on the amount of sulfur allowable in diesel fuel, Foreland's operations would be adversely impacted as it modifies its refining process to decrease such sulfur content.

     Foreland's Finished Products are Subject to Seasonal Volume and Price Fluctuations

     Foreland's principal customers are in the mining, construction and agricultural industries, which are subject to seasonal fluctuations. During years of severe winter or substantial precipitation, these industries scale back in operations and require less finished goods produced by Foreland. These fluctuations have the effect of reducing both sales volumes and prices. Therefore, the sale of finished products by the Foreland refineries will be subject to substantial fluctuations in results as a consequence of weather and other seasonal fluctuations. Foreland also makes sales to the federal government during winter months which partially mitigates the seasonal fluctuations. There can be no assurance that this will continue

     A Significant Amount of Foreland's Revenues Comes From a Few Customers

     Foreland sells a substantial portion of its finished products to a key group of customers, including Round Mountain Gold Corporation that results in 20% of the refining and transportation operations revenues. The contract with that customer is for one year. In most instances, there are limited contractual obligations of such customers to continue to purchase Foreland's finished products. Although Foreland generally believes, based on historical business, such customers will continue to purchase finished products from the Foreland refineries, there can be no assurance that this will actually be the case.

Uncertainty of Reserve Estimates and Future Net Revenues

     There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates of reserves are based on various assumptions relating to:

     . rates of future production;
     . timing and amount of development expenditures;
     . oil prices;
     . the results of planned development work;
     . actual future production rates and volumes;
     . revenues;
     . taxes;
     . operating expenses;
     . development expenditures; and
     . quantities of recoverable oil reserves.

The estimates of quantities and future net cash flows may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices and other factors.
     Foreland May Not be Able to Discover Additional Oil Reserves

     Foreland's ability to economically locate additional oil and gas reserves in commercial quantities is dependent upon a number of factors, including its participation in multiple exploration projects, its technological capabilities, and funding availability. Foreland has had limited success in discovering oil reserves in Nevada. Additionally, there are a limited number of firms actively exploring and developing for oil in Nevada, which decreases the number of potential industry partners available to Foreland. Given current oil prices, it is unlikely that this will change in the near future. Except to the extent Foreland successfully locates commercial quantities of economically recoverable oil and gas, Foreland's reserves will decline as reserves are produced. There can be no assurance that Foreland will be able to discover additional commercial quantities of oil and gas.

     Foreland Will Require Substantial Amounts of Capital in Order to Accomplish its Exploration Goals in Nevada.

     The total cost required to explore Foreland's exploration properties in Nevada cannot be predicted precisely but could amount to tens of millions of dollars. Because of the size of the total exploration possibilities and Foreland's limited resources, Foreland expects it will have to seek funding through borrowings, the sale of equity securities, or through sharing arrangements with industry participants, which could substantially dilute the interest of Foreland's shareholders. Foreland cannot assure that it can obtain required funds on acceptable or favorable terms to continue exploration.

     Foreland is Dependent on Entering into Joint Exploration Agreements with Others

     Foreland is dependent on entering into joint exploration agreements with industry participants to obtain funds for drilling and other exploration. Even if such arrangements are reached, typically the other participants may terminate their participation at specified points during the exploration program, which would likely result in additional costs and delays to Foreland.

     Foreland has had Limited Commercial Drilling Success to Date

     Foreland has established only limited reserves and developed limited ongoing production as a result of its own drilling program. The Ghost Ranch field, which was placed into production in 1996, is the first exploration by Foreland that has resulted in significant ongoing production. The oil production from the Eagle Springs field was acquired by Foreland in 1993 and thereafter and did not result from Foreland's exploration activities.

     Foreland's Activities are Concentrated in Higher Risk Frontier Areas

     Foreland focuses its exploration and development activities in the Great Basin area of Nevada, a largely unproved and unexplored geological province. Foreland's exploration holdings are insignificant when compared to the size of the potential geological area. Other than in the Eagle Springs and Ghost Ranch fields, Foreland has not established material ongoing commercial oil production. In addition, the areas targeted by Foreland, other than the Eagle Springs and Ghost Ranch fields and the Pine Valley area, have geological, geophysical, drilling, completion, and production problems which to date have prevented Foreland and others with larger exploration budgets from developing or establishing significant production or reserves. Foreland cannot assure that it can overcome these problems or that its drilling program will be commercially successful.

     Foreland's Costs are Higher in Nevada than in More Developed Areas

     Foreland's costs of exploration, drilling, production, and transportation are higher in Nevada than they would be in a more fully developed oil producing area. Access roads to drilling targets over relatively long distances frequently have to be completed. Drilling equipment and services typically must be brought in from considerable distances. Further, there is no collection pipeline so that any oil that is produced must be trucked to a refinery.

     Foreland's Activities are Subject to Operating Risks and Uninsured Hazards

     Foreland is subject to the inherent risks involved in oil and gas exploration, production, refining, and transportation and the risks of incurring substantial losses and liabilities to third parties from hazards such as:

     . fire;
     . explosion;
     . flood;
     . pipe failure;
     . cave in and collapse;
     . unusual or unexpected formations, pressures, and other conditions; . environmental damage;
     . personal injury;
     . uncontrollable flows of oil and gas; and . other occurrences.

Foreland could be subject to significant interruption if the refineries that it operates were to experience a fire, flood, major accident, shutdown or equipment failure, or damage due to severe weather or other natural disaster. Foreland typically purchases and pays for insurance against risks customarily insured against in the oil and gas industry by others conducting similar activities. Nevertheless, Foreland may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because the operator has not fulfilled its obligation to purchase such insurance, or because of other factors. Any uninsured loss could have a material adverse effect on Foreland. The occurrence of significant events against which Foreland is not fully insured or of a number of lesser events against which Foreland is fully insured but subject to substantial deductibles could materially and adversely affect Foreland's operations and financial condition.

     Foreland's Operations can be Adversely Affected by Adverse Weather

     Foreland's exploration activities are subject to periodic interruptions due to weather conditions, which may be quite severe in Nevada at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping, and/or production activities or increase operating costs.




------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS

------------------------------------------------------------------------------

     Foreland is not a party to any material legal proceeding, and none has been threatened by or, to the best of Foreland's knowledge, against Foreland.


------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------------------------------------------------------------------------------

      No matters were submitted to a vote of the shareholders during the fourth quarter of 1998.


                                    PART II.

------------------------------------------------------------------------------

                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

------------------------------------------------------------------------------


Price Range of Common Stock

     Foreland's common stock is traded in the over-the-counter market and is quoted on Nasdaq under the symbol "FORL." The following table sets forth the high and low closing bid quotations for Foreland's common stock as quoted by Nasdaq for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).
                                  Common Stock
                              -------------------
                               High         Low
                              -------    --------
1997
  First Quarter............   5.6875      4.3125
  Second Quarter...........   4.375       2.6875
  Third Quarter ...........   3.50        2.0625
  Fourth Quarter...........   5.00        3.375

1998
  First Quarter............  6.0625        4.00
  Second Quarter...........  7.0625        4.50
  Third Quarter ...........  5.125         2.00
  Fourth Quarter...........  2.75          0.6563

      On April 13, 1999, the closing bid price of Foreland's common stock on Nasdaq was approximately $0.75. Foreland has approximately 1,727 common stock shareholders of record.

     The common stock price has been volatile in the past and could fluctuate significantly in response to the results of specific exploration drilling tests, variations in quarterly operating results, and changes in recommendations by securities analysts. Further, the common stock's trading volume is relatively small, so the market may not be able to efficiently accommodate significant trades on any given day. Consequently, sizable sales or purchases of the common stock have in the past, and may in the future, cause greater price volatility for its common stock than in other more actively traded securities. With trading volume, persons may not be able to effect larger transactions at the then current market price. In addition, Foreland may experience significant price and volume fluctuations that are unrelated or disproportionate to the
results of its operations.   These broad fluctuations may adversely affect the
market price of the common stock.

     Foreland has granted to employees, officers, and directors vested options to purchase up to approximately 1.1 million shares of Common Stock with exercise prices ranging from $2.50 to $9.00 per share. Options to purchase a total of 94,000 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the common stock. Foreland also has outstanding options and warrants held by unrelated third parties to purchase over approximately 1,650,000 shares of common stock at prices ranging from $3.75 per share to $7.50 per share. In addition, Foreland has shares of outstanding preferred stock that are convertible into common stock and has agreed to grant warrants to purchase common stock on conversion of certain of such preferred stock. The existence of such options, warrants, and preferred stock may prove to be a hindrance to future financing by Foreland, and the exercise of options and warrants and conversion of preferred stock may further dilute the interests of the stockholders. The possible future issuances of common stock on the exercise of options and warrants or the conversion of preferred stock could adversely affect the prevailing market price of Foreland's common stock. Further, the holders of options and warrants may exercise them at a time when Foreland would otherwise be able to obtain additional equity capital on terms more favorable to Foreland.

Dividend Policy

   Foreland has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. Foreland intends to continue using any cash from operations to expand its business operations. Foreland's debt financing with Energy Income Fund, established in 1998, prohibits the payment of dividends on common stock.

Unregistered Sales of Securities

     During 1998, the year covered by this report, Foreland sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

1. Persons converted 20,000 shares of 1991 Preferred Stock into 6,667 shares of Common Stock; 12,000 shares of 1994 Preferred Stock into 4,000 shares of common stock and 72,000 shares of 1995 Preferred Stock into 24,000 shares of common stock. The shares of common stock issued in such conversions were issued without registration in reliance on the exemption from registration requirements of the Securities Act provided in Section 3(a)(9) thereof.
2. Foreland granted options to purchase 8,000 shares of common stock to an employee. Two employees exercised options to purchase an aggregate of 8,000 shares of common stock.
3. Foreland issued 863,602 shares of common stock to Petro Source Corporation in partial consideration of the purchase of the Eagle Springs and Tonopah refineries and crude oil transportation corporation assets.
4. In connection with the debt financing arrangement, Foreland granted to EIF warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.00 per share, sold 2,000 shares of 1998 Series Preferred Stock, convertible into an aggregate of 333,333 shares of common stock, for $2,000,000, and issued 250,0000 shares of common stock .

     Except as otherwise noted, the securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof.

     Each purchaser was provided with business and financial information respecting Foreland and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves respecting Foreland.

     Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption therefrom; that such person must bear the economic risk of the investment for an indefinite period; and that Foreland would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their face, and stop transfer instructions are noted on Foreland's stock transfer records.

------------------------------------------------------------------------------

                        ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------

     The following selected financial data of Foreland for each of the past five years, including the period ended December 31, 1998, are derived from the audited financial statements and notes thereto of Foreland. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Foreland and related notes thereto included with this report. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

     Foreland effected a three-to-one reverse stock split on June 15, 1996. All share and per share amounts herein have been retroactively adjusted to give effect to such reverse split.

                                                        Year Ended December 31,
                            ------------------------------------------------------------------------------
                                 1994            1995            1996            1997            1998
                            --------------  --------------  --------------  --------------  --------------
Statement of Operations
 Data:
Revenues..................  $    542,991    $ 1,115,876     $ 2,018,816      $2,300,744      $10,542,237
Net Loss..................    (4,453,718)    (2,275,565)     (3,385,287)     (3,129,900)     (13,872,311)
Net Loss Applicable to
 Common Stockholders......    (4,453,718)    (2,275,565)     (5,715,489)     (3,509,929)    (13, 909,133)
Net Loss Per Share........         (1.03)         (0.48)          (0.99)          (0.46)           (1.57)
Weighted Average Number of
 Common Shares
 Outstanding..............     4,330,000      4,757,000       5,752,000       7,656,000        8,870,000


                                                              December 31,
                            ------------------------------------------------------------------------------
                                  1994             1995           1996            1997            1998
                            --------------  --------------  --------------  --------------  --------------
Balance Sheet Data:
Working Capital (Deficit).      $ 47,629    $(2,005,407)    $ 2,340,858       $(495,155)     $(8,552,265)
Total Assets..............     5,197,414      5,601,098      10,760,457       7,953,172       14,642,687
Long-Term Debt............       400,000         23,091       1,018,247         642,951              --
Current Portion of Long-
 Term Debt ...............            --        404,237           4,844          25,301       12,375,279
Discount on Long-Term Debt            --             --              --              --       (1,219,796)
Stockholders' Equity
(Deficit).................     3,708,472      3,012,872       8,884,365       6,456,288         (562,087)


------------------------------------------------------------------------------

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

------------------------------------------------------------------------------


Overview

      Since its organization in June 1985, Foreland has been engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. In an effort to increase the financial return to Foreland from its crude oil productions and expand its operations, in August 1998 Foreland began crude oil refining and marketing of petroleum products. These operations employ the Eagle Spring Refinery and Tonopah Refinery assets and trucking fleet purchased from Petro Source in August 1998.

      Foreland produces oil in Nevada from the Eagle Springs, Ghost Ranch, Kate Springs and Sand Dune fields. Foreland purchased a 60% working interest in the Eagle Springs field in 1993 and the remaining 40% working interest in November 1996. Foreland discovered the Ghost Ranch field in 1996 and purchased the 40% working interests in the field held by another firm in 1997. Foreland also owns a 21.8% working interest in a well in Kate Springs.

     Through 1996, Foreland funded its exploration program principally from the sale of common and preferred stock. In November 1996, Foreland established a bank credit facility, now repaid. In early 1998, Foreland arranged to borrow up to $16.9 million from EIF to fund certain activities. Through December 31, 1998, Foreland had borrowed $12.4 million from EIF. During 1999, the credit facility was amended, with a net additional draw of $200,000, and further loan commitments have now been terminated. In connection with the EIF financing, Foreland granted EIF warrants to purchase an aggregate of 1,500,000 shares of common stock at $6.00 per share, issued 250,000 shares of common stock to EIF, and sold to EIF for $2,000,000 in cash 2,000 shares of 1998 Series Preferred Stock, convertible into an aggregate of 333,333 shares of common stock. As discussed below, Foreland is now in default on the EIF loan, which was classified as a short-term liability as of December 31, 1998. In 1999, Foreland Refining Corporation, a subsidiary of Foreland, established a line of credit with First Security Bank for $2,000,000 at 8.75% which is collateralized by accounts receivable and inventory.

      On December 31, 1997, Foreland obtained an option to purchase certain oil refining and transportation assets and operations from Petro Source. Foreland paid $520,000 for the option by issuing 130,000 shares of common stock. Foreland subsequently exercised the option and, on August 12, 1998, completed the purchase of the refining and transportation assets by paying $5,000,000 in cash (utilizing funds from the EIF loan), with the remaining $2,676,322 purchase price paid by the issuance of 763,602 shares of common stock, subject to adjustment in the number of shares and potential issuances of additional shares so that the resale of such shares by Petro Source yields net proceeds equal to $2,676,332 plus interest at 10% per annum. In addition, Foreland issued 100,000 shares of common stock to Petro Source at the closing of the purchase.
Beginning in 1999, Foreland is required to make monthly cash payments equal to 5% per annum of the amount by which $2,676,333 exceeds net proceeds received by Petro Source from the sale of the shares of common stock (not including the 130,000 shares to receive the option or 100,000 of the shares issued at closing). Petro Source has not sold any of the 863,602 shares issued at closing.

      The auditor's report on the financial statements of Foreland as of December 31, 1998, contains an explanatory paragraph as to the ability of Foreland to continue as a going concern because of its continuing losses from operations. Foreland had a working capital deficit as of December 31, 1998, of $9.8 million (not including $1.2 million of debt that is reflected on the financial statements as an unamortized discount for the debt).


Results of Operations (Reported by Segments, see Financial Statements Note 11)

     1998 and 1997

      Oil sales decreased $898,600, or 40.6%, to $1,324,700 in 1998 as compared to 1997, consisting principally of a decrease of $275,000 in Ghost Ranch field revenue, a $573,800 decrease in Eagle Springs field revenue and a $47,800 decrease in the revenue from Foreland's other producing properties. The decrease in total oil revenue was the result of a decrease of 11.4% in barrels of oil sold and a decrease of 32.4% in the average price per barrel of oil sold. Other revenue decreased $77,400, or 88.7%, to $9,900 in 1998 as compared to 1997, due to a reduction of $58,800 in water disposal income, a reduction of $10,200 in overhead income and a decrease of $7,100 in miscellaneous and rental equipment income.

      The refining and transportation revenues for August through December 1998 were $9,704,000 on sales of 460,200 barrels of refined products. Foreland purchased the refining and transportation assets effective as of May 31, 1998, with a closing date of August 12, 1998. The revenues for the period from June 1, 1998, through the closing date were approximately $4.6 million. The sales during such period were accounted for as adjustments to the purchase price of the assets.

      Oil and gas production costs for 1998 increased $66,700, or 7.3%, to $974,000. Per barrel production expense increased $0.80 per barrel, or 15.9%, to $5.83 in 1998, as compared to $5.03 per barrel in 1997. The Eagle Springs field decreased $22,100, while the Ghost Ranch field contributed a $61,000 increase and Foreland's remaining wells contributed a $27,800 increase to oil and gas production costs. Additionally, Foreland's enhanced oil recovery (EOR) pilot program that was instituted on the Eagle Springs field contributed $585,100 of cost during 1998. This EOR pilot program did not produce the desired results and was terminated in November 1998.

      Refinery and transportation operations cost of goods sold for August through December 1998 (before inter-company consolidation entries) was
$8,751,200.   Crude oil purchases were $7,350,700 for the purchase of
approximately 451,400 barrels of crude oil, repairs and maintenance costs were $266,500 and other costs (primarily transportation costs) were $1,134,000. The refinery and transportation operations cost of goods sold for the period June 1 through the closing date were approximately $4.2 million. The sales during such period were accounted for as adjustments to the purchase price of the assets.

      Oil and gas exploration costs increased $675,900, or 54.0%, to $1,928,800 in 1998 as compared to a year earlier as a result of Foreland's increased exploration and development activity. Primary contributors were 3-D seismic cost increases of $774,200 to $1,006,000, for costs primarily associated with the Hay Ranch 3-D seismic, exploration personnel cost decreases of $70,800, and costs associated with lease rentals in 1998 that decreased $39,000 when compared to 1997. During 1998, oil exploration dry hole costs increased $1,692,800 to $1,705,900, as compared to 1997. Foreland drilled five dry holes (the Flat Top Federal no. 27-15, North Pine Creek no. 1-6, Dixie Flats no. 1-4, Eagle Springs no. 14-35, and Ghost Ranch no. 58-35 wells).

       The 1998 abandonment and impairment expenses increased $3,085,100 to $3,650,500. The primary contributor is impairment of the producing wells of $3,617,900. This was required by assessment of the carrying cost of long-lived assets whenever events or circumstances (i.e., reduced oil and gas prices) indicate that the carrying value of the long-lived assets may not be recoverable. Additionally, Foreland also impaired $32,600 of capitalized non-producing leasehold cost associated with leases that will expire at the end of their primary term in 1999.

      Depreciation, depletion and amortization increased $2,974,900, or 330.8%, to $4,263,700, as compared to the previous year. The 1998 increase was due principally to a significant decrease in reserves. The December 31, 1998, oil prices adversely affected the estimated quantity of Foreland's reserves contributing to such increased depreciation and depletion. Additionally, refining and transportation depreciation, depletion and amortization related to refining and transportation operations contributed $264,000 to this increase.

      General and administrative expenses increased $246,400, or 25.6%, to $1,207,900 for 1998, as compared to 1997. Refining and transportation general and administrative costs were $382,900 while exploration and production general and administrative expenses decreased $136,500, when compared to 1997. Primary changes in the exploration and production general and administrative expenses were professional fee cost increases of $49,200, bad debt expense decreases of $35,500, contract services decreases of $6,500, and non-cash compensation decreases of $147,000. The refinery and transportation general and administrative costs for the time period from June 1 through the closing date were approximately $109,000. The expenses from June 1 through the effective date were accounted for as adjustments to the purchase price of the assets.

      Shareholder/investor services decreased $85,800 during 1998 to $106,900 as compared to 1997. This decrease relates to a reduction in the number of investor relations advisors, and a reduction of cost of printed material mailed to shareholders and investors. During 1998 compensation costs for below market options decreased $176,700 to $8,700 for 1998. These costs incurred in 1997 were primarily for options associated with debt retirement for three officers and directors.

     Interest income increased $21,400, or 18.9%, to $134,800, primarily on the monies invested in short term certificates of deposit which were used as collateral for letters of credit issued to the sellers of crude oil to the refineries. Interest expense increased $1,696,700 to $1,865,900 primarily because of the interest payments associated with the $12,375,279 of debt payable to EIF. Interest accrued or paid in cash was $1,081,900 and amortization of debt issuance cost was $947,600.

      During 1998, net loss applicable to common stockholders was increased by dividends of $36,800 incurred on preferred. This amount is for earnings per share calculations only and is not recorded in Foreland's financial statements, until such stock dividends are declared by Foreland.


     1997 and 1996

      Oil sales increased $255,000, or 13.0%, to $2,213,300 in 1997 as compared to 1996, consisting principally of an increase of $449,700 in Ghost Ranch field revenue offset by a $169,200 decrease in Eagle Springs field revenue and a $25,500 decrease in the revenue from Foreland's other properties. The increase in total oil revenue was the result of an increase of 51.6% in barrels of oil sold and a decrease of 21.5% in the average price per barrel of oil sold. Other revenue increased $26,900, or 44.6%, to $87,400 in 1997 as compared to 1996, due to the drilling of two additional Ghost Ranch wells and production overhead charges on the three Ghost Ranch wells during 1997

      Oil and gas production costs for 1997 increased $374,000, or 70.1%, reflecting the general increase in production during 1997. Per barrel production expense increased $1.02 per barrel, or 25.4%, to $5.03 in 1997, as compared to $4.01 per barrel in 1996. The Eagle Springs field contributed $173,100 of the increase, partially due to workover cost on the water injection well. Additionally the Ghost Ranch field contributed $142,600 of the increase due to two additional wells beginning operations in 1997, and Foreland's remaining wells contributed $58,300 to the increased oil and gas production costs.

      Oil and gas exploration cost increased $418,400, or 50.2%, to $1,252,800 in 1997 as compared to a year earlier as a result of Foreland's increased exploration activity. Primary contributors were exploration personnel cost increases of $208,600, while 3-D seismic cost increased $129,500 when compared to the prior year's activity, and costs associated with lease rentals in 1997 increased $30,600 when compared to 1996.

      During 1997, dry hole, abandonment and impairment costs decreased $906,900, or 61.0 %, to $578,900 as compared to 1996. The 1997 expenses include $411,000 in impairment expense related to a well in progress at the end of 1996 that was determined to be uneconomic. Foreland also expensed $154,400 in capitalized leasehold cost associated with leases that expired at the end of their primary term.

      Depreciation, depletion and amortization increased $577,200, or 81.1%, in 1997 to $1,288,800 as compared to the previous year. The 1997 increase was due principally to a significant increase in production combined with a decrease in reserves. The December 31, 1997, oil prices adversely affect the reserve quantity of Foreland's reserves. Lower reserves and increased oil sales for 1997 increased the percentage used to calculate the depletion for 1997.

      General and administrative expenses increased $393,200, or 69.2% to $961,500 for 1997 as compared to 1996. Administrative personnel cost increased $175,400 and a non-cash compensation charge of $147,000 associated with the overriding royalty interest conveyed as part of an employee termination agreement was recognized in 1997.

      Shareholder/investor services decreased $865,500 during 1997 to $192,700 as compared to 1996. This decrease relates to a reduction in the number of investor relations advisors. During 1996 the company incurred a non-cash expense of $418,000 resulting from the application of SFAS 123, Accounting for Stock Based Compensation. (See Note 8 to Notes to Consolidated Financial Statements.) Foreland did not have any such investor related expenses in 1997.

      During 1997 compensation for below market options increased $25,800, or 16.2% when compared to 1996. These were primarily for options associated with debt retirement for four officers and directors.

      During 1997, net loss applicable to common stockholders was increased by dividends of $164,000 incurred on preferred stock converted during the year and imputed dividends of $216,000, as a result of convertibility of its outstanding preferred stock into common stock at below-market prices. These amounts are for earnings per share calculations only and are not recorded in Foreland's financial statements.

      Accounting Treatment of Certain Capitalized Costs

      Foreland follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory and development wells that find proved reserves, are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

      Foreland's accounting policy requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicate that the carrying value of long lived assets may not be recoverable. When an assessment for impairment of oil and gas properties is performed, Foreland is required to compare the net carrying value of proved oil and gas properties on a lease by lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. The result of this accounting policy caused Foreland to recognize an impairment charge of $411,000 in the fourth quarter of 1997 and an impairment charge of $3,650,500 in the fourth quarter of 1998. Foreland expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

      As part of Foreland's evaluation of its oil and gas reserves in connection with the preparation of Foreland's annual financial statements, Foreland completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of Foreland's oil and gas reserves resulting in an impairment allowance as discussed above. See "Items 1 and 2. Business and Properties."

     Certain Costs

     The costs of exploring, drilling, producing, and transporting are higher in the geological province targeted by management than they would be in a more fully developed oil producing area. Access roads to drilling targets over relatively long distances frequently have to be completed and drilling equipment and services typically must be brought in from considerable distances.
Liquidity and Capital Resources

     Current Period/Future Requirements

     Foreland's operations used net cash of $1,458,500 in 1998 when Foreland reported a net loss of $13,872,300. The 1998 loss included expenses which generally did not require cash for the current period of $5,356,400 for dry holes, abandonments and impairment, $4,263,700 for depreciation, depletion and amortization, and $784,000 for amortization of debt issuance and debt discount costs associated with the $12,375,279 debt financing with Energy Income Fund. Components of working capital requiring cash expenditures included $19,300 used to increase inventories, and $71,900 used for prepaid expenses and other miscellaneous assets. Components of working capital providing cash are a reduction of accounts receivable of $1,811,600, and increased accounts payable of $231,100. This is compared to Foreland's operations that used net cash of $453,900 in 1997 when Foreland reported a net loss of $3,129,900. The 1997 loss included non-cash expenses of $579,000 for abandonments and impairments, $1,288,800 for depreciation, depletion and amortization, and $185,400 for below market options. Components of working capital requiring cash expenditures included $102,200 used to reduce accounts payable and accrued expenses, and $30,600 for prepaid expenses and other miscellaneous assets. Components of working capital providing cash are a reduction of accounts receivable of $522,700, use of existing inventory of $19,500 and an increase of officers and other salaries payable of $78,600.

     Investing activities required cash of $5,058,800 in 1998, including approximately $4.4 million for additions to property and equipment. Additionally Foreland used $700,000 to purchase other certificates of deposit that were pledged as security on letters of credit. The letters of credit are used as security against the oil purchased from unaffiliated companies for processing in the refineries. Investing activities in 1997 required cash of $1,477,300 including approximately $1.4 million for additions to oil and gas properties, conversion cost for an air injection well for the pilot EOR program in the Eagle Spring field and the completion of two Ghost Ranch wells. Additionally Foreland used $71,900 to purchase other property and equipment.

     As noted above, cash required for both operating and investing activities was provided from financing activities during the fiscal year ending December 31, 1998. Financing activities for 1998 provided $8,326,500, primarily from the proceeds from debt of $6,401,000 and the sale of $2,000,000 in stock. Financing activities for 1997 used $353,200, primarily for the payment of debt associated with the credit facility with Colorado National Bank.

     The nature, extent, and cost of exploring prospects in the Great Basin province over several years cannot be predicted, but the total cost could amount to tens of millions of dollars. Because of the size of the total exploration possibilities and Foreland's limited resources, it is likely that the interest of Foreland's shareholders in Foreland and the interest of Foreland in its drilling prospects will continue to be diluted substantially as Foreland continues to obtain funding through the sale of additional securities or through sharing arrangements with industry participants. There can be no assurance that exploration funds will be available to Foreland when required or, if available, that such funds can be obtained on terms acceptable or favorable to Foreland.

     In addition to the above, Foreland's oil and gas exploration and production activities were also advanced by approximately $698,000, $868,000 and $478,000 provided during 1996, 1997, and 1998, respectively, by others under industry sharing arrangements related to specific drilling or other exploration.

     Debt Financing

     In January 1998, Foreland completed the debt financing arrangement with EIF. This arrangement was amended in August 1998. During the year, Foreland drew an aggregate of $12,375,279 under this facility to fund most of its cash requirements, including the purchase of the refinery and transportation assets from Peto Source.

     Pursuant to the terms of the financing arrangement, Foreland was required to make payments of interest only through November 1998, after which payments of principal and interest were required to amortize the indebtedness generally over a 48-month period; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance is due on January 1, 2002. Foreland also agreed to transfer to Energy Income Fund a 3% overriding royalty interest in Foreland's interest in its proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.

     Amounts due under the financing arrangement are collateralized by oil and gas properties and Foreland is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. Foreland initially issued to Energy Income Fund five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share. The warrants were subsequently amended to purchase an aggregate of 1,500,000 shares at $6.00 per share. Foreland granted Energy Income Fund the right to designate a representative for appointment to the board of directors of Foreland. EIF designated Robert Gershen as its representative.

      Prior to November 1, 1998, when principal payments were to commence, Foreland recognized that it had insufficient cash to make these payments and would be unable to meet certain financial ratios and covenants under the loan.
Therefore, Foreland began seeking to renegotiate the terms of the EIF loan.   On
October 4, 1998, EIF agreed in principle, subject to negotiation and execution of definitive agreements, to defer all payments under the financing arrangement, other than monthly interest payments, until April 1999, extend certain financial covenants of Foreland until such date, and waive its exercise of remedies upon default until such date. Under this informal understanding, Foreland continued to make interest payments on this loan but did not commence principal payments on November 1, 1998, or pay $1,300,000 due November 10, 1998, respecting certain inventory financing. Additionally, Foreland did not meet certain financial ratios and covenants under the loan. Accordingly, the entire balance of $12.4 million due EIF was included in current liabilities as of December 31, 1998.

      In February 1999, EIF agreed to reschedule the principal amortization to commence April 1999. In consideration of these loan modifications, Foreland agreed that it would issue shares of restricted common stock to EIF and extend the exercise period of and, in specified circumstances, adjust the exercise price of the common stock purchase warrants held by EIF. Foreland drew an additional net $200,000 under the loan arrangement and additional loan commitments were canceled.

      Foreland was unable to pay principal payments of $338,096 due April 1, 1999, on the $12.6 million in indebtedness due EIF and is not in compliance with certain financial covenants relating to minimum cash flow, equity requirements, current ratio, debt service ratio, and general administrative expense percentages. On April 15, 1999, EIF agreed to defer the first principal payment (now $347,437) until May 1, 1999, and waive compliance with the financial covenants until May 15, 1999. Foreland is implementing cost cutting measures and restructuring its resources in order to be able to make the required payments and comply with the financial covenants, but there is no assurance it will be able to do so. If Foreland fails to make a required payment or comply with the financial covenants, EIF will have the legal right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets. There can be no assurance that EIF will agree to any further extensions or modifications or continue to forbear from exercising its remedies in the event of a default. It may be impossible for Foreland to continue if EIF were to foreclose on essentially all of Foreland's oil producing, refining, and transportation assets.


Inflation

     Foreland's activities have not been, and in the near-term are not expected to be, materially affected by inflation or changing prices in general. Foreland's oil exploration and production activities are generally affected by prevailing sales prices for oil and the recent significant decreases in oil prices have caused some activities to be uneconomic.


Impact of the Year 2000 Issue

     Many existing computer programs use only two digits, rather than four, to define a year within the date field in order to conserve memory resources. Such programs were designed and developed without considering the potential impact of the upcoming change of the century. After December 31, 1999, any of the computer programs used by Foreland that contain date-sensitive computer codes that are not "year 2000 compliant," may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, such computer applications could fail or create erroneous results.

     Foreland uses computers principally for processing and analyzing geological and geophysical data, map-making, and administrative functions, including word-processing, accounting, electronic mail and other applications. Its refining operations principally do not use computer systems. Foreland has implemented an ongoing program to ensure that its computer systems are year 2000 compliant. Foreland has contacted its vendors who have represented that the systems and software used by Foreland are year 2000 compliant. Foreland will require future vendors to make such representation. There can be no assurance that such programs are actually year 2000 compliant. Foreland also interacts with the computer systems of others. There can be no assurance that such computer systems are year 2000 compliant.

     Foreland believes that it will not incur material expenditures in connection with this issue, but there can be no assurance that Foreland has anticipated every circumstance where Foreland's operations may be impacted. Although Foreland believes its own internal systems will be year 2000 compliant, no assurance can be given that the systems of vendors, telephone and utility providers, customers, and other third parties with which Foreland has a material relationship will be year 2000 compliant. Foreland does not believe it can develop contingency plans to adequately deal with major external infrastructure failures such as in communications, transportation or utilities. However, such failures would likely not impact Foreland worse than they would any other business.

     Foreland has been notified by the vendor of its accounting software that the software is not year 2000 compliant and that there exists a problem that will generate errors in the general ledger if not corrected. Foreland has been informed by the vendor that it expects to have this problem resolved by the end of the second quarter of 1999.


------------------------------------------------------------------------------

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

------------------------------------------------------------------------------

     Foreland's major market risk exposures will continue to be the prices it pays for crude oil and other feedstock and the sales prices and margins it receives from the sale of its refined products. These prices are volatile and affected by various factors beyond Foreland's control, as described in this report. Foreland does not engage in any hedging activities to protect itself against the market risks associated with these fluctuations, although its ultimate strategy in acquiring the refinery and transportation assets and operations was to stabilize and increase the margins received from its activities.

------------------------------------------------------------------------------

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

------------------------------------------------------------------------------


      The table of contents of the financial statements and supplementary data included in this report is contained in "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."


------------------------------------------------------------------------------

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

------------------------------------------------------------------------------


      Foreland and its auditors have not disagreed on any items of accounting treatment or financial disclosure.






                                   PART III.


------------------------------------------------------------------------------

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

------------------------------------------------------------------------------
     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Directors and Executive Officers" is incorporated herein by reference.



------------------------------------------------------------------------------

                        ITEM 11.  EXECUTIVE COMPENSATION

------------------------------------------------------------------------------


      The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Executive Compensation" is incorporated herein by reference.



------------------------------------------------------------------------------

                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Certain Beneficial Owners and Management" is incorporated herein by reference.
------------------------------------------------------------------------------

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

------------------------------------------------------------------------------


     The information from the definitive proxy statement for the 1999 annual meeting of stockholders under the caption "1. ELECTION OF DIRECTORS: Certain relationships and Related Transactions" is incorporated herein by reference.



                                    PART IV


------------------------------------------------------------------------------

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

------------------------------------------------------------------------------

      (a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page

  Table of Contents                                                          F-1

  Report of Hein + Associates LLP, Certified Public Accountants              F-2

  Consolidated Balance Sheets - As of  at December 31, 1997 and 1998         F-3

  Consolidated Statements of Operations - For the Years Ended December
  31, 1996, 1997, and 1998                                                   F-5

  Consolidated Statements of Stockholders' Equity (Deficit) - For the
  Years Ended December 31, 1996, 1997, and 1998                              F-6

  Consolidated Statements of Cash Flows - For the Years Ended December       F-8
  31, 1996, 1997, and 1998

  Notes to Consolidated Financial Statements                                F-10


     (a)(2) Financial Statement Schedules. Schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.

      (a)(3) Exhibits. The following exhibits are included as part of this report:

               SEC
 Exhibit    Reference
   No.         No.                 Title of Document                 Location

Item 2.                Plan of Acquisition, Reorganization,
                        Arrangement, Liquidation or Succession

   2.01         2      Option and Purchase Agreement between      Incorporated
                        Foreland, Petro Source Corporation,        by
                        Petrosource Refining Corporation, and      Reference(14)
                        Petrosource Transportation dated
                        December 31, 1997

   2.02         2      Amendment to Option and Purchase           Incorporated
                        Agreement between Foreland, Petro Source   by
                        Corporation, Foreland Refining             Reference(16)
                        Corporation, and Petrosource
                        Transportation dated August 11, 1998

Item 3.                Articles of Incorporation and Bylaws

   3.01         3      Articles of Incorporation                  Incorporated
                                                                   by
                                                                   Reference(13)

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


   4.01         4      Specimen Common Stock Certificate          Incorporated
                                                                   by
                                                                   Reference(1)

   4.02         4      Designation of Rights, Privileges, and     Incorporated
                        Preferences of 1991 Series Preferred       by
                        Stock                                      Reference(1)

   4.03         4      Designation of Rights, Privileges and      Incorporated
                        Preferences of 1994 Series Convertible     by
                        Preferred Stock                            Reference(3)

   4.04         4      Designation of Rights, Privileges and      Incorporated
                        Preferences of 1995 Series Convertible     by
                        Preferred Stock                            Reference(7)

   4.05         4      Form of Warrants to Kevin L. Spencer and   Incorporated
                        Jay W. Enyart                              by
                                                                   Reference(8)

   4.06         4      Form of Rights Agreement dated effective   Incorporated
                        April 12, 1997, between Foreland and       by
                        Atlas Stock Transfer Corporation           Reference(12)

   4.07         4      Warrant of Energy Income Fund, L.P.,       Incorporated
                        dated January 6, 1998, to purchase         by
                        750,000 shares of common stock at $6.00    Reference(14)
                        per share

   4.08         4      Warrant of Energy Income Fund, L.P.,       Incorporated
                        dated August 10, 1998, to purchase         by
                        250,000 shares of common stock at $10.00   Reference(16
                        per share (replaces warrant dated
                        January 6, 1998 for 250,000 shares of
                        common stock at $10.00 per share)

   4.09         4      Designation of Rights, Privileges and      Incorporated
                        Preferences for 1998 Series Convertible    by
                        Preferred Stock                            Reference(16)

   4.10         4      Registration Rights Agreement between      Incorporated
                        Energy Income Fund, L.P., and Foreland,    by
                        dated as of August 10, 1998                Reference(16)


Item 10.               Material Contracts


  10.01         10     Option Agreement between N. Thomas Steele  Incorporated
                        and Foreland, dated June 24, 1985**        by
                                                                   Reference(6)

  10.02         10     Option Agreement between Grant Steele and  Incorporated
                        Foreland, dated June 24, 1985**            by
                                                                   Reference(6)

  10.03         10     Form of Options to directors dated April   Incorporated
                        30, 1991 with respect to options           by
                        previously granted 1986**                  Reference(1)

  10.04         10     Form of Nonqualified Stock Option between  Incorporated
                        Foreland and unrelated third parties,      by
                        with related schedule                      Reference(4)

  10.05         10     Form of Promissory Notes relating to       Incorporated
                        certain options exercised by officers,     by
                        with related schedule                      Reference(5)

  10.06         10     Form of Option granted pursuant to reload  Incorporated
                        provisions of previously granted options   by
                        with related schedule                      Reference(5)

  10.07         10     Form of Registration Agreement relating    Incorporated
                        to Units consisting of 1995 Series         by
                        Preferred Stock and M Warrants             Reference(7)

  10.08         10     Form of Revised Executive Employment       Incorporated
                        Agreement between Foreland and executive   by
                        officers, with related schedule**          Reference(9)

  10.09         10     Form of Nonqualified Stock Options         Incorporated
                        granted to executive officers dated July   by
                        18, 1996, with related schedule**          Reference(9)

  10.10         10     Form of Nonqualified Stock Options         Incorporated
                        granted to executive officers in           by
                        connection with employment agreements,     Reference(9)
                        with related schedule**

  10.11         10     Form of Nonqualified Stock Options         Incorporated
                        granted to employees in connection with    by
                        employment agreements, with related        Reference(9)
                        schedule

  10.12         10     Purchase and Sale Agreement dated          Incorporated
                        November 14, 1996, between Plains          by
                        Petroleum Operating Company and Eagle      Reference(10)
                        Springs Production Limited Liability
                        Company, respecting the purchase of
                        Plains' interest in the Eagle Springs
                        field, with related Assignment,
                        Conveyance, and Bill of Sale

  10.13         10     Financing Agreement dated as of January    Incorporated
                        6, 1998, by and among Foreland, Eagle      by
                        Springs Production Limited Liability       Reference(14)
                        Company and Energy Income Fund, L.P.

  10.14         10     Refinancing Note dated as of January 6,    Incorporated
                        1998, by Foreland and Eagle Springs        by
                        Production Limited Liability Company       Reference(14)

  10.15         10     Development Note dated as of January 6,    Incorporated
                        1998, by Foreland and Eagle Springs        by
                        Production Limited Liability Company       Reference(14)

  10.16         10     Acquisition Note dated as of January 6,    Incorporated
                        1998, by Foreland and Eagle Springs        by
                        Production Limited Liability Company       Reference(14)

  10.17         10     Deed of Trust, Security Agreement,         Incorporated
                        Assignment of Production and Proceeds,     by
                        Financing Statement and Fixture Filing     Reference(14)
                        dated as of January 6, 1998, by and
                        among Foreland, Eagle Springs Production
                        Limited Liability Company, First
                        American Title Company of Nevada, and
                        Energy Income Fund, L.P.

  10.18         10     Assignment of Overriding Royalty Interest  Incorporated
                        dated effective as of January 1, 1998,     by
                        of a 3% net revenue interest from          Reference(14)
                        Foreland and Eagle Springs Production
                        Limited Liability Company to Energy
                        Income Fund, L.P.

  10.19         10     Assignment of Overriding Royalty Interest  Incorporated
                        dated effective as of January 1, 1998,     by
                        of a 1% net revenue interest from          Reference(14)
                        Foreland and Eagle Springs Production
                        Limited Liability Company to Energy
                        Income Fund, L.P.

  10.20         10     Option and Purchase Agreement between      Incorporated
                        Foreland Corporation and Petro Source      by
                        Corporation respecting the purchase of     Reference(15)
                        Petro Source Transportation dated
                        effective December 31, 1997

  10.21         10     Purchase and Sale Agreement dated          Incorporated
                        effective December 31, 1998, between       by
                        Foreland and Plains Petroleum Operating    Reference(15)
                        Company

  10.22         10     Purchase Contract Confirmation dated       Incorporated
                        effective December 15, 1997, between       by
                        Foreland and Petro Source Refining         Reference(15)
                        Partners

  10.23         10     First Amendment to Financing Agreement     Incorporated
                        between Foreland, Eagle Springs            by
                        Production Limited Liability Company,      Reference(16)
                        Foreland Refining Corporation, Foreland
                        Asset Corporation, Petrosource
                        Transportation, and Energy Income Fund,
                        L.P., dated August 10, 1998

  10.24         10     Stock Purchase Agreement dated August 10,  Incorporated
                        1998, between Energy Income Fund, L.P.,    by
                        and Foreland                               Reference(16)

  10.25         10     First Allonge to Acquisition Note in the   Incorporated
                        original principal amount of $2,327,000,   by
                        dated as of August 10, 1998                Reference(16)

  10.26         10     First Allonge to Development Note in the   Incorporated
                        original principal amount of               by
                        $13,893,000, dated as of August 10, 1998   Reference(16)

  10.27         10     First Allonge to Refinancing Note in the   Incorporated
                        original principal amount of $680,000,     by
                        dated as of August 10, 1998                Reference(16)

  10.28         10     Environmental Indemnity Agreement between  Incorporated
                        Petro Source Corporation, Petrosource      by
                        Investments, Inc., Foreland, Foreland      Reference(16)
                        Refining Corporation, Foreland Asset
                        Corporation, and Petrosource
                        Transportation dated August 11, 1998

  10.29         10     Second Amendment to Deed of Trust,         Incorporated
                        Security Agreement, Assignment of          by
                        Production and Proceeds, Financing         Reference(16)
                        Statement and Fixture Filing dated as of August 11, 1998, by and among Foreland,
                        Eagle Springs Production Limited
                        Liability Company, First American Title
                        Company of Nevada, and Energy Income
                        Fund, L.P.

  10.30         10     Operating Agreement of Cowboy Asphalt      This Filing*
                        Terminal, LLC, between Crown Asphalt
                        Company, and Foreland Asphalt
                        Corporation, dated as of January 12,
                        1999

  10.31         10     Second Amendment to Financing Agreement    This Filing*
                        between Foreland, Eagle Springs
                        Production Limited Liability Company,
                        Foreland Refining Corporation, Foreland
                        Asset Corporation, Petrosource
                        Transportation, and Energy Income Fund,
                        L.P., dated as of February 4, 1999

  10.32         10     First Amendment to Registration Rights     This Filing*
                        Agreement between Energy Income Fund,
                        L.P., and Foreland, dated as of February
                        4, 1999

  10.33         10     First Amendment to Common Stock Purchase   This Filing*
                        Warrant dated January 6, 1998 (Warrant
                        No. 1), dated as of February 4, 1999

  10.34         10     First Amendment to Common Stock Purchase   This Filing*
                        Warrant dated August 10, 1998 (Warrant
                        No. 2), dated as of February 4, 1999

  10.35         10     Common Stock Issuance Agreement between    This Filing*
                        Energy Income Fund, L.P., and Foreland,
                        dated as of February 4, 1999

  10.36         10     Security Agreement (relating to fixtures)  This Filing*
                        between Foreland Asphalt Corporation and
                        Energy Income Fund, L.P., dated as of
                        February 4, 1999

  10.37         10     Pledge and Security Agreement (Cowboy      This Filing*
                        Asphalt Terminal, L.LC. membership
                        interests) from Foreland Asphalt
                        Corporation to Energy Income Fund, L.P., dated as of February 4,1 999

  10.38         10     Letter/deferral/waiver/release agreement   This Filing*
                        dated April 14, 1999, between Energy
                        Income Fund, L.P. and Foreland
                        Corporation and subsidiaries.

Item 21.               Subsidiaries

  21.01                Subsidiaries of Foreland Corporation       This Filing*

Item 23.               Consents of Experts and Counsel

  23.01         23     Consent of Hein + Associates LLP,          This Filing*
                        certified public accountants

  23.02         23     Consent of Malkewicz Hueni Associates,     This Filing*
                        Inc.

Item 27.               Financial Data Schedule

  27.01                Financial Data Schedule                    This Filing*

------------
(1)Incorporated by reference from Foreland's registration statement on form S-2, SEC file no. 33-42828.
(2)Incorporated by reference from Foreland's registration statement on form S-1, SEC file no. 33-19014.
(3)Incorporated by reference from Foreland's registration statement on form S-1, SEC file no. 33-81538.
(4)Incorporated by reference from Foreland's registration statement on form S-2, SEC file no. 33-64756.
(5)Incorporated by reference from Foreland's registration statement on form S-2, , SEC file no. 33-86076.
(6)Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1985.
(7)Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1994.
(8)Incorporated by reference from Foreland's registration statement on form S-3, SEC file no. 333-3779.
(9)Incorporated by reference from Foreland's quarterly report on form 10-Q for the period ending September 30, 1996.
(10) Incorporated by reference from Foreland's interim report on form 8-K dated November 15, 1996.
(11) Incorporated by reference from Foreland's registration statement on form S-3, SEC file no. 333-19063.
(12) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1996.
(13) Incorporated by reference from Foreland's registration statement on form S-3, SEC file no. 333-37793.
(14) Incorporated by reference from Foreland's interim report on form 8-K dated January 6, 1998.
(15) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1997.
(16) Incorporated by reference from Foreland's interim report on form 8-K dated August 12, 1998, as amended on Form 8-K/A filed October 26, 1998.
(17) Incorporated by reference from Foreland's quarterly report on form 10-Q for the period ending September 30, 1998.

*  Filed as an exhibit to this annual report on Form 10-K.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.
     (b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended December 31, 1998, Foreland filed reports on form 8-K as follows:

Date of Event Reported                 Item Reported

October 14, 1998                Item 5.   Other Events
October 28, 1998                Item 5.   Other Events
November 18, 1998               Item 5.   Other Events
December 8, 1998                Item 5.   Other Events




------------------------------------------------------------------------------

                                     SIGNATURES

------------------------------------------------------------------------------

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORELAND CORPORATION


Dated: April 15, 1999                     By/s/
                                            ---------------------------------
                                             N. Thomas Steele, President

     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 15, 1999              /s/
                                   N. Thomas Steele, President and Director
                                   (Principal Executive and Financial Officer)


Dated: April 15, 1999              /s/
                                   Grant Steele, Director

Dated: April 15,  1999             /s/
                                   Bruce C. Decker, Director


Dated: April 15,  1999             /s/
                                   Don W. Treece, Controller (Principal
                                   Accounting Officer)


Dated: April 15,, 1999
                                   Robert D. Gershen, Director


Dated: April 15, 1999              /s/
                                   Lee Brian Van Ramshorst, Director




                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE

Independent Auditor's Report...............................................F-2

Consolidated Balance Sheets - As of December 31, 1997 and 1998.............F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1996,
     1997, and 1998........................................................F-5

Consolidated Statements of Stockholders' Equity (Deficit) - For the Years Ended
     December 31, 1996, 1997, and 1998..... ...............................F-6

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996,
     1997, and 1998........................................................F-8

Notes to Consolidated Financial Statements................................F-10








                           INDEPENDENT AUDITOR'S REPORT



Board of Directors
Foreland Corporation
Lakewood, Colorado


We have audited the accompanying consolidated balance sheets of Foreland Corporation and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the real-ization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has suffered cumulative losses from inception of $39.6 million and, at December 31, 1998, the Company has a working capital deficit of $8.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP


Denver, Colorado
March 10, 1999, except for the last sentence of Note 5
     as to which the date is April 1, 1999

                        FORELAND CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31,
                                                  --------------------
                                                  1997            1998
                                                  -----           ----

                                  ASSETS

CURRENT ASSETS:
  Cash and equivalents                            $40,631      $1,849,782
  Trade receivables                               245,041       2,771,085
  Inventories                                      61,108       1,166,361
  Marketable securities                                -          700,000
  Prepaid expenses and other                       11,998         164,921
                                               ----------      ----------
      Total current assets                        358,778       6,652,149


PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties, under the successful
efforts method                                 11,878,336      13,566,505
  Refineries and building                              -        4,845,472
  Transportation and other equipment              146,745       1,007,571
  Office furniture and equipment                  215,426         419,317
  Construction in progress                             -          367,509
                                               ----------      ----------
                                               12,240,507      20,206,374
  Less accumulated depreciation, depletion and
   amortization                                (5,346,333)    (13,115,997)
                                               ----------      ----------
                                                6,894,174       7,090,377

OTHER ASSETS:
  Debt issuance costs, net of accumulated
    amortization of $368,190 in 1998 ($-0- in
    1997)                                          49,390         576,190
  Investment in Cowboy Asphalt Terminal                -          172,177
                                               ----------      ----------
  Deposits and other                              650,830         151,794
                                               ----------      ----------
    Total other assets                            700,220         900,161


 TOTAL ASSETS                                  $7,953,172     $14,642,687
                                               ==========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:

  Current maturities of long-term debt, net of
    discount of $1,219,796 in 1998 ($-0- in
    1997)                                         $25,301     $11,168,213
  Accounts payable                                424,769      2,378,274
  Officers' salaries payable                      364,276        434,813
  Accrued expenses and other                       39,587      1,223,474
                                               ----------      ----------
      Total current liabilities                   853,933     15,204,774


LONG-TERM DEBT, less current maturities           642,951              -

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, and
 9)


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000
    shares authorized; 761,807 shares issued
    and outstanding in 1997 (liquidation
    preference of $1,215,280), 524,243 shares
    issued and outstanding in 1998
    (liquidation preference of $2,891,757)            762            524
  Common stock, $.001 par value, 50,000,000
    shares authorized; 8,467,703 and 9,673,191
    shares issued and outstanding,
    respectively                                    8,468          9,673
  Additional paid-in capital                   32,486,345     39,366,477
  Less stock subscriptions receivable            (311,758)      (338,921)
  Accumulated deficit                         (25,727,529)   (39,599,840)
                                               ----------      ----------
      Total stockholders' equity (deficit)      6,456,288       (562,087)
                                               ----------      ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $7,953,172    $14,642,687
(DEFICIT)                                      ==========    ===========

                       FORELAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996          1997         1998
                                         ----------    ---------    ----------
                                                                     (Note 11)

REVENUE:
  Refining and transportation            $        -    $       -     $9,703,996
       Oil sales                          1,958,348    2,213,336        828,293
  Other                                      60,468       87,408          9,948
                                         ----------   ----------    -----------
     Total revenue                        2,018,816    2,300,744     10,542,237


EXPENSES:
  Refining and transportation:
     Cost of goods sold                           -            -      6,864,301
     Repairs and maintenance                      -            -        266,520
     Other                                        -            -      1,720,217
  Oil production costs:
     Enhanced recovery project                    -            -        585,117
     Other                                  533,339      907,332        387,769
  Oil exploration:
     Dry hole costs                         943,120       13,405      1,705,858
     Other                                  834,407    1,252,838      1,928,765
  General and administrative:
     Shareholder and investor services    1,058,145      192,664        106,898
     Stock-based compensation -             159,500      185,371          8,718
     employees
     Other                                  568,348      961,528      1,207,926
  Abandonment and impairment costs          542,700      565,483      3,650,533
  Depreciation, depletion, and
    amortization                            711,608    1,288,780      4,263,704
                                         ----------   ----------    -----------
     Total expenses                       5,351,167    5,367,401     22,696,326
                                         ----------   ----------    -----------

OPERATING LOSS                           (3,332,351)  (3,066,657)   (12,154,089)


OTHER INCOME (EXPENSE):
  Interest income                           107,234      113,407        134,845
  Interest expense                         (160,170)    (169,176)    (1,865,920)
  Gain (loss) on sale of property and
  equipment                                       -       (7,474)        12,853
                                         ----------   ----------    -----------

NET LOSS                                 (3,385,287)  (3,129,900)   (13,872,311)

PREFERRED STOCK DIVIDENDS:

  Converted to common stock                 (61,138)    (164,029)             -

  Accrued                                   (24,064)           -        (36,822)

  Imputed                                (2,245,000)    (216,000)             -
                                         ----------   ----------    -----------

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                          $(5,715,489) $(3,509,929) $(13,909,133)
                                        ===========  ===========   ===========

NET LOSS PER COMMON SHARE                     $(.99)       $(.46)       $(1.57)
                                        ===========  ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                      5,752,000    7,656,000     8,870,000
                                        ===========  ===========   ===========

                                        FORELAND CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                                                                                       NOTES FOR       TOTAL
                                   PREFERRED STOCK       COMMON STOCK      ADDITIONAL                    STOCK      STOCKHOLDERS'
                                 ------------------  --------------------   PAID-IN       ACCUMULATED SUBSCRIPTIONS    EQUITY
                                  SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL         DEFICIT    RECEIVABLE     (DEFICIT)
                                 ---------  -------  ---------  --------- ------------  ------------- ------------- -------------
BALANCES, January 1, 1996        1,489,020  $ 1,489  4,829,800  $ 4,830   $ 23,311,517  $(19,212,342) $(1,092,622)  $ 3,012,872


 Preferred stock offerings           5,255        5          -        -      7,549,995             -            -     7,550,000

 Offering costs                          -        -          -        -       (820,861)            -            -      (820,861)

 Preferred stock exchanged
  for common                      (675,533)    (676) 1,932,212    1,932         (1,256)            -            -             -

 Accrued preferred stock
  dividends converted to
  common stock                           -        -     15,957       16            (16)            -            -             -

 Exercise of warrants for
  common stock                           -        -    455,050      455      1,937,822             -            -     1,938,277

 Fair value of options granted           -        -          -        -        418,000             -            -       418,000
  to consultants for services

 Options granted to employees
  at below market exercise
  prices                                 -        -          -        -        159,500             -            -       159,500

 Acquisition of oil and gas
  property for common stock              -        -      8,276        8         34,907             -            -        34,915

 Collection of principal on
  notes                                  -        -          -        -              -             -       28,850        28,850

 Accrued interest on notes               -        -          -        -              -             -      (51,901)      (51,901)

 Common stock returned by
  former officer in payment
  of subscriptions receivable
  and accrued interest                   -        -     (3,118)      (3)       (21,433)            -       21,436             -

 Net loss                                -        -          -        -              -    (3,385,287)           -    (3,385,287)
                                 ---------  -------  ---------  -------   ------------  ------------  -----------   -----------

BALANCES, December 31, 1996        818,742      818  7,238,177    7,238     32,568,175   (22,597,629)  (1,094,237)    8,884,365


 Preferred stock exchanged
  for common                       (56,935)     (56) 1,126,872    1,127         (1,071)            -            -             -

 Accrued preferred stock
  dividends converted to
  common stock                           -        -     71,759       71            (71)            -            -             -

 Fair value of options
  granted to consultants
  for services                           -        -     46,250       46          6,987             -            -         7,033

 Options granted to
  employees at below market
  exercise prices                        -        -          -        -         67,488             -            -        67,488

 Acquisition of oil and gas
  property for common stock              -        -      6,040        6         27,552             -            -        27,558

 Collection of principal on
  notes                                  -        -          -        -              -             -        2,323         2,323

 Accrued interest on notes               -        -          -        -              -             -      (66,544)      (66,544)

 Stock options returned by
  officers in payment of
  subscriptions receivable
  and accrued interest                   -        -          -        -              -             -      117,883       117,883

 Common stock returned in
  payment of subscriptions
  receivable and accrued
  interest                               -        -   (151,395)    (151)      (702,584)            -      728,817        26,082

 Issuance of common stock
  for option to acquire
  Petro Source                           -        -    130,000      131        519,869             -            -       520,000

 Net loss                                -        -          -        -              -    (3,129,900)           -    (3,129,900)
                                 ---------  -------  ---------  -------   ------------  ------------  -----------   -----------

BALANCES, December 31, 1997        761,807      762  8,467,703    8,468     32,486,345   (25,727,529)    (311,758)    6,456,288

 Exercise of options and
  warrants for common stock              -        -      8,000        8         31,992             -            -        32,000

 Issuance of 1998 series
  preferred stock                    2,000        2          -        -      1,999,998             -            -     2,000,000

 Preferred stock exchanged
  for common                      (239,564)    (240)    79,855       80            160             -            -             -

 Issuance of common stock for:

    Services                             -        -      4,031        4         18,146             -            -        18,150

    Refinery assets                      -        -    863,602      863      3,021,743             -            -     3,022,606

 Common stock issued for debt
  issuance costs                         -        -    250,000      250        179,375             -            -       179,625

 Accrued interest on notes               -        -          -        -              -             -      (27,163)      (27,163)

 Options granted to employees            -        -          -        -          8,718             -            -         8,718

 Warrants granted for debt
  discount                               -        -          -        -      1,620,000             -            -     1,620,000

 Net loss                                -        -          -        -              -   (13,872,311)           -   (13,872,311)
                                 ---------  -------  ---------  -------   ------------  ------------  -----------   -----------

BALANCES, December 31, 1998        524,243  $   524  9,673,191  $ 9,673   $ 39,366,477  $(39,599,840) $  (338,921)  $  (562,087)
                                 =========  =======  =========  =======   ============  ============  ===========   ===========

See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             FOR THE YEARS ENDED DECEMBER 31,

                                                        ---------------------------------------
                                                           1996          1997          1998
                                                        -----------   ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                            $(3,385,287)   $(3,129,900) $(13,872,311)

Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation, depletion and amortization            711,608      1,288,780    4,263,704
      Bad debt expense                                          -         36,241          774
      Dry holes, abandonments and impairments           1,485,820        578,888    5,356,391
      Issuance of stock and options for services          418,000          7,033       18,150
      Accrued note receivable interest                    (51,901)       (66,544)     (27,163)
      Amortization of debt discount and issuance                -          3,912      784,039
        costs
      Stock-based compensation - employees                159,500         67,488        8,718
      Stock options surrendered for stock                       -        117,883            -
        subscriptions receivable
      Loss (gain) on sale of assets                             -          7,474      (12,853)
      Oil and royalty interest conveyed under                   -        147,000            -
        severance agreement
      Other                                                33,362              -
      Changes in operating assets and liabilities,
      net of effects of acquisition:
        (Increase) decrease in:
           Accounts receivable                           (336,981)       522,698    1,811,616
           Inventories                                        814         19,460      (19,289)
           Prepaid expenses and other                      (8,219)       (30,627)     (71,914)
        Increase (decrease) in:
           Accounts payable and accrued expenses         (568,345)      (102,230)     231,065
           Officers' salaries payable                    (106,741)        78,555       70,537
                                                         ---------     ---------     ---------
      Net cash used in operating activities            (1,648,370)     (453,889)   (1,458,536)
                                                        -----------   ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of assets                                   -          2,050       12,853
 Net cash received in acquisition of refining and               -              -      162,718
    transportation businesses
 Investment in certificates of deposit                          -              -     (700,000)
 Investment in Cowboy Asphalt Terminal, L.L.C.                  -              -     (172,177)
 Capital expenditures for property and equipment        (5,356,151)    (1,479,398) (4,362,175)
                                                        -----------   ------------  -----------
      Net cash used in investing activities             (5,356,151)    (1,477,348) (5,058,781)
                                                        -----------   ------------ -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from sale of stock                             7,550,000              -   2,000,000
 Proceeds from exercise of warrants and options          1,938,277              -      32,000
 Payment of offering and registration costs               (813,780)             -           -
 Payment of long-term debt and promissory notes           (404,237)      (355,533)    (25,522)
 Payment of debt issuance costs                                  -              -     (81,010)
 Collection of principal on notes                           28,850          2,322           -
 Proceeds from long-term debt                            1,000,000              -   6,401,000
                                                        -----------   ------------ ----------
      Net cash provided by financing activities          9,299,110       (353,211)  8,326,468
                                                        -----------   ------------ ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS              2,294,589     (2,284,448)  1,809,151


CASH AND EQUIVALENTS, beginning of year                     30,490      2,325,079      40,631
                                                       -----------   ------------ -----------

CASH AND EQUIVALENTS, end of year                       $2,325,079      $  40,631  $1,849,782
                                                       ===========   ============ ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -

       Cash paid for interest                             $175,508      $169,175     $918,325
                                                       ===========   ============ ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

    Acquisition of refining and transportation businesses for:

        Common stock                                   $         -      $520,000   $3,022,606
                                                       ===========   ============ ===========
        Debt                                           $         -   $         -   $5,000,000
                                                       ===========   ============ ===========
    Debt issuance costs incurred for:

        Common stock                                   $         -   $         -    $ 179,625
                                                       ===========   ============ ===========
        Debt                                           $         -   $         -    $ 300,000
                                                       ===========   ============ ===========

        Transfer of royalty interest                   $         -   $         -    $ 350,000
                                                       ===========   ============  ==========
    Issuance of warrants for debt discount             $         -   $         -   $1,620,000
                                                       ===========   ============  ==========
    Issuance of common stock for acquisition
      of oil and gas properties                            $34,915       $ 27,558  $        -
                                                       ===========   ============  ==========
    Return of common stock by officers for
      subscription receivable                              $21,436      $ 728,817  $        -
                                                       ===========   ============  ==========
    Accrued preferred stock dividends converted to
      common stock                                         $61,138      $ 164,032  $        -
                                                       ===========   ============  ==========


               FORELAND CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of Operations - Foreland Corporation (Foreland) was incorporated in Nevada in 1985 to engage in oil exploration, development, and production. Activities to date have focused primarily in north-central Nevada. As
  discussed   in  Note 3,   the   Company  acquired   certain   refineries   and
  transportation equipment from Petro Source Corporation in August 1998. The refineries produce diesel fuel, residual fuel oil, asphalts, and other petroleum products.

  Principles of Consolidation - The consolidated financial statements include the accounts of Foreland and its wholly-owned subsidiaries, Foreland Refining Corporation, Foreland Transportation Corporation, Foreland Asphalt Corporation, Foreland Asset Corporation, Krutex Energy Corporation, and Eagle Springs LLC, collectively referred to as the Company. Krutex has no assets or operations. All significant intercompany transactions and balances have been eliminated in consolidation.

  Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Marketable Securities - Marketable securities consist of certificates of deposit which are carried at fair value, with unrealized holding gains and losses included in earnings.

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

  Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploratory wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling. Depreciation and depletion expense related to oil and gas properties amounted to $663,160, $1,243,485, and $3,929,360 for the years ended December 31, 1996, 1997, and 1998, respectively.

  Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

  Other Property and Equipment - Depreciation is calculated using the straight-line method over the following estimated useful lives:


                                          Years
                                         -------
     Refineries and building               3-15

     Transportation and other              3-7
     equipment

     Office furniture and equipment        3-10



  The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $48,448, $45,295, and $334,344 for the years ended December 31, 1996, 1997, and 1998, respectively.

  Deferred Turnaround Charges - Deferred turnaround charges consist of major refurbishing and other upgrades which extend the life of the refineries. These costs are included in property and equipment and are amortized over 3 years.

  Impairment of Long-Lived Assets - The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of proved oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

  Unproved oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.

  During the year ended December 31, 1998, the Company determined that certain oil and gas properties were impaired and accordingly, a charge of $3,650,533 was recognized to reduce the properties to the estimated fair value. The provision for impairment is included in accumulated depreciation, depletion, and amortization in the accompanying balance sheets.

  Inventories - Inventories are carried at the lower of cost or market. For refined petroleum products, cost is generally determined using the first-in, first-out method. For other inventories, cost is determined using the average cost method or specific identification where possible.

  Income Taxes - The Company accounts for income taxes using the liability method, whereby deferred tax, assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

  Revenue  Recognition -  The  Company  recognizes sales  of  refined  petroleum
  products  and  crude oil  upon  delivery  to the  purchaser.    Transportation
  revenues are recognized as the services are performed.

  Net Loss Per Common Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards
  (SFAS) No. 128, Earnings Per Share, which requires disclosure of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same for all periods presented since all potential common shares were antidilutive.

  For the years ended December 31, 1996 and 1997, the Company recognized imputed preferred dividends of $2,245,000 and $216,000, respectively, in arriving at the net loss applicable to common stockholders. This charge relates to preferred stock that was convertible to common stock at a discount.

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

  The Company accounts for options, warrants, and similar instruments which are granted to non-employees for goods and services at fair value on the grant date, as required by SFAS No. 123, Accounting for Stock-Based Compensation. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company did not adopt SFAS No. 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

  The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, realizability of notes for common stock subscriptions receivable, assumptions affecting the fair value of options and warrants, impairment of long-lived assets, and oil reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of proved oil and gas properties. The Company's reserve estimates were determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Accordingly, the Company's estimates are expected to change as future information becomes available.

  As discussed above, the reserve estimates are also the basis for assessment of impairment of proved oil and gas properties. In addition to the uncertainties inherent in the reserve estimation process, this amount is affected by historical prices for oil which have typically been volatile. It is reasonably possible that the Company's oil reserve estimates will materially change in the forthcoming year.

  Reverse Stock Split - On June 15, 1996, the Company effected a three-for-one reverse stock split. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the reverse stock split.

  Financial Instruments - SFAS No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1997 and 1998, management's best estimate is that the carrying amount of all financial instruments approximates fair value.

  Reclassifications - Certain reclassifications  have been made to the 1996  and
  1997  financial statements  to  conform to  the  presentation in  1998.    The
  reclassifications had no effect on the 1996 or 1997 net loss.


2.BASIS OF PRESENTATION:

  The accompanying consolidated  financial statements have been prepared on  the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $13.9 million in 1998 and has incurred cumulative losses of approximately $39.6 million since inception. Additionally, the Company is not in compliance with certain covenants of its loan agreements, and has a working capital deficit of approximately $8.6 million and a stockholders' deficit of $562,000 at December 31, 1998. As discussed in
  Note 5, the Company failed to make the April 1, 1999 payment under the revised debt financing arrangements. The ability of the Company to continue as a going concern is dependent on its ability to repay or refinance its debt, successfully develop its oil and gas properties, increase utilization at its refineries, and ultimately achieve profitable operations.


3.PURCHASE OF REFINING AND TRANSPORTATION ASSETS:

  On August 12, 1998, the Company completed the purchase from an unrelated firm of a crude oil processing refinery in Eagle Springs, Nevada, a hydrocarbon processing facility in Tonopah, Nevada, and trucks and related equipment used to gather crude oil and distribute products. The purchase price was $8,688,371, which consisted of $520,000 in common stock issued by the Company in December 1997 to acquire the option, $5,000,000 in cash, the issuance of 863,602 shares of common stock with a fair value of approximately $3,023,000, and other costs related to the acquisition of $145,371. The acquisition was accounted for using the purchase method of accounting for business combinations, and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired business since the date of acquisition. The purchase of the refinery and transportation assets and related operations was effective as of June 1, 1998. For financial reporting purposes, earnings between the effective date and the closing date were accounted for as a reduction in the purchase price.

  The purchase agreement requires the Company to register the shares issued for the acquired assets. If the proceeds from liquidation of 763,602 shares is less than $2,676,322 (plus interest at 10% per annum), the Company is required to issue additional shares or pay cash for the deficiency. Based on the current trading price of the Company's common stock, the Company could be required to issue additional shares which may ultimately result in a change of control.

  The following unaudited pro forma information assumes that the acquisition had occurred on January 1, 1997:



                                   For the Years Ended
                                       December 31,
                                 ----------------------------
                                    1997            1998


Revenue                          $27,863,000      $13,798,000
                                 ===========    =============
Net loss applicable to common
stockholders                     $(3,467,000)   $(14,590,000)
                                 ===========    =============
Net loss per share - basic and
diluted                                $(.41)         $(1.55)
                                 ===========    =============


4.INVENTORIES:

  Inventories consist of the following at December 31, 1997 and 1998:


                                       1997         1998
                                    --------      ---------

Crude oil and other raw materials    $ 5,090       $227,000
Refined oil products                       -        785,000
Oil field equipment and other         56,018        154,361
                                    --------      ---------

     Total                           $61,108     $1,166,361
                                    ========    ===========




5.LONG-TERM DEBT:

  Long-term debt at December 31, 1997 and 1998, consists of the following:

                                                   1997       1998
                                                ----------- ----------
  Note  payable to  Energy  Income Fund  (EIF),
  interest at 12%                                $     -   $12,375,279
  Less unamortized discount                            -    (1,219,796)
                                                --------     ---------
    Net                                                -    11,155,483


  Note  payable to  bank pursuant  to revolving
  credit agreement.   Interest at variable rate
  (11% at December 31, 1997), collateralized by
  oil and gas properties.                        650,000             -

  Other installment notes.   Interest at 13.4%,
  monthly  principal and  interest payments  of
  approximately $639 through  October 1999 when
  the remaining balance is due.   The notes are
  collateralized by vehicles.                     18,252        12,730


    Total long-term debt                         668,252    11,168,213


  Less current maturities                        (25,301)  (11,168,213)
                                                --------     ---------

    Total Long-term debt, less current
    maturities                                  $642,951    $        -
                                                ========    ==========

  The financing arrangement with EIF was entered into in January 1998 and was amended in August 1998 and February 1999. Amounts due under the financing arrangement are collateralized by substantially all property and equipment, and the Company is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding.

  During 1998, the Company violated certain covenants and was not in compliance with certain financial ratios and other terms and conditions of the loan. In February 1999, EIF agreed to reschedule the principal amortization to commence April 1999 (previously scheduled to commence in November 1998), extend certain financial covenants of the Company, and waive EIF's exercise of remedies upon default until April 1999. As amended, the Company is required to make 34 monthly payments of $338,096 plus accrued interest commencing April 1, 1999. However, the Company does not have the ability to comply with the amended covenants during 1999 and, accordingly, the entire balance is included in current liabilities in the accompanying financial statements. Despite this presentation, management continues to negotiate a payment plan with EIF and is hopeful that EIF will continue to make concessions to prevent acceleration of the entire principal balance.

  In connection with the establishment of the financing arrangement, the Company issued to EIF five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share and granted EIF the right to designate a representative for appointment to the Board of Directors of the Company. In connection with the modification of the financing arrangement in August, the Company increased the outstanding warrant to purchase 250,000 shares at $10.00 per share to 750,000 shares and reduced the exercise price to $6.00 per share. The estimated fair value of these warrants and the subsequent modification amounted to $1,620,000. This amount is accounted for as a discount which is amortized using the interest method, resulting in a balance of $1,219,796 at December 31, 1998.

  In addition to the warrants, the Company also agreed to transfer to EIF a 3% overriding royalty interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties. The estimated fair value of these royalty interests of $350,000 was accounted for as a debt issuance cost which is being amortized using the interest method. In December 1998, the Company issued 250,000 shares of common stock to EIF as an inducement to enter into negotiations to restructure the financing agreement. The fair value of this stock of $179,625 was accounted for as a debt issuance cost and was charged to operations in the fourth quarter of 1998.

  During 1999, the Company entered into a line-of-credit agreement with a bank. The line provides for borrowings up to $2,000,000 and has an interest rate of 8.75%, and has a maturity date of February 15, 2000. Borrowings under the line-of-credit are collateralized by accounts receivable and inventories.

  The Company failed to make the April 1, 1999 payment under the revised debt agreement with EIF.

6.INCOME TAXES:

  Deferred  tax  assets   (liabilities)  are  comprised  of  the  following   at
  December 31, 1997 and 1998:


                                          1997          1998
                                       -----------  ------------
    Long-term deferred tax assets
    (liabilities):
      Net operating loss carryforward  $11,645,000   $14,000,000
      Property and equipment basis
      differences                         (430,000)     (120,000)
      Below-market stock options           200,000       200,000
                                       -----------  ------------

    Net deferred tax assets             11,415,000    14,080,000

    Less valuation allowance           (11,415,000)  (14,080,000)
                                       -----------  ------------
    Net deferred tax assets            $         -  $          -
                                       ===========  ============

  The Company has a net operating loss carryforward of approximately $38 million for income tax purposes. This carryforward expires in varying amounts from 1999 through 2018. A portion of this net operating loss carryforward may be subject to reduction or limitation of use as a result of changes in ownership or certain consolidated return filing regulations.


7.PREFERRED STOCK:

  The  Company's Board  of  Directors has  authorized  the issuance  of  several
  series of convertible preferred stock.   The following is a summary of  shares
  issued and outstanding under each series at December 31, 1998:

                                           Convertible
                                              to
                             Preferred     Common Stock  Liquidation
         Series               Shares         Shares      Preference
--------------------------   -----------   ------------  -----------
1991 Convertible Preferred
 Stock                            20,000         6,667       $25,000

1994 Convertible Preferred
 Stock                           153,140        51,047       306,280

1995 Convertible Preferred
 Stock                           349,103       116,368       523,655

1998 Convertible Preferred
 Stock                             2,000       333,333     2,036,822
                               ---------      --------     ---------

  Total                          524,243       507,415    $2,891,757
                               =========      ========    ==========


  None of the series of preferred stock outstanding at December 31, 1998 provides for dividends to the holders.

  The 1994 convertible preferred stock  is redeemable at $4.00 per share at  the
  Company's option.   EIF is the sole holder  of the 1998 convertible  preferred stock.

  As of December 31, 1998, the Company has authority to issue approximately 348,000 shares of preferred stock. Such shares may be issued in the future in such series and preferences as determined by the Company's Board of Directors.

  Imputed Dividends - During 1996, the Company issued four series of convertible preferred stock whereby the holders were provided the opportunity to convert shares of preferred stock to common stock pursuant to a formula that provided for a discount of 10% to 35% of the market price of the Company's common stock. The amount of this discount has been accounted for as an imputed dividend to the holders of the preferred stock, and was recognized over the period from the issuance date to the earliest date when each series of preferred stock was convertible. For the years ended December 31, 1996 and 1997, imputed dividends amounted to $2,245,000 and $216,000, respectively.

  Preferred Stock Warrants - The Company has outstanding warrants exercisable at $6.60 per share to purchase preferred stock convertible into 43,874 shares of common stock. These warrants expire in July 1999.

  Shareholder Rights Plan - During 1997, the Company's Board of Directors adopted a rights agreement under which preferred stock purchase rights (Rights) were distributed, as a dividend, at a rate of one Right for each outstanding share of the Company's common stock on the record date. Each Right entitles the holder to purchase 1/1000th of a share of Series A preferred stock at an exercise price of $100. The Rights may be redeemed by the Company at a redemption price of $.01 per Right in the event of a takeover attempt. The Rights plan is not designed to prevent a takeover but rather to encourage a potential acquiror to negotiate with Board of
  Directors. The Rights are not currently exercisable and do not trade separately from the Company's common stock.


8.STOCK-BASED COMPENSATION:

  Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 1996, 1997, and 1998:

                                1996               1997                 1998
                        -------------------  --------------------  --------------------
                                   Weighted              Weighted               Weighted
                                   Average               Average                Average
                          Number   Exercise    Number    Exercise    Number     Exercise
                        of Shares   Price     of Shares   Price     of Shares    Price
                       ----------  --------  ----------  --------  ----------   --------


Outstanding, beginning
of year                 434,000       $6.01   1,098,667   $5.25    1,653,000      $3.89
 Granted                804,667        4.80   1,119,667    3.45       20,000       3.50
 Surrendered for notes        -        -      (408,334)    5.70            -          -
  receivable
 Expired                (23,333)       8.13   (16,333)     6.13      (16,667)      5.70
 Canceled                     -        -          -        -          (8,000)      4.00
 Exercised                    -        -          -        -          (8,000)      4.00
 Repriced               (116,667)      4.39   (140,667)    4.41            -          -
                       ----------           ----------              --------   --------
Outstanding, end of                                                                3.87
year                    1,098,667      5.25   1,653,000    3.89     1,640,333
                       ==========            ==========            ==========


   At December 31, 1998, outstanding options vest as follows:



                         Range of                  Weighted
                      Exercise Prices   Number      Average
                      ---------------
Vested at               Low     High   of Shares Exercise Price
December 31,


      1998            $  2.50  $ 9.00   825,333       $4.31
      1999               2.50    5.00   293,000        3.52
      2000               2.50    5.00   293,000        3.52
      2001               2.50    4.00   229,000        3.16
                                      ---------
                                      1,640,333        3.87
                                      =========


   If not previously exercised, options outstanding at December 31, 1998, will expire as follows:


                          Range of
                      Exercise Prices    Weighted
                      ----------------   Average
   Year Ending                           Exercise    Number
  December 31,          Low     High       Price    of Shares
-----------------     -------  ------    --------   ---------

      1999            $  6.38  $ 9.00       $8.40     36,666
      2002               3.93    4.50        4.40    126,667
      2003 - 2006        4.00    5.00        4.73    567,000
      2007               2.50    4.00        3.58    487,500
      2008 - 2010        2.50    2.50        2.50    422,500
                                                   ---------
                                             3.87  1,640,333
                                                   =========



   Modification of Option Terms - During 1996 and 1997, the Company extended the exercise period for certain non-qualified common stock options which had been granted to officers and directors. The following is a summary of these activities:

           Original Terms               New Terms
     ----------------------------  ---------------------------
     Grant   Exercise  Expiration  Grant  Exercise  Expiration  Number of
     Date    Price       Date      Date   Price     Date         Shares
     ------  --------  ----------  -----  --------  ----------  ---------

     1996 Modification
     -----------------
     1986     $ 4.50      1996      1996   $  4.50     1997      94,000
     1993       3.93      1996      1996      3.93     1997      11,111
     1986       3.93      1996      1996      3.93     1997      11,556
                                                                -------
                                                                116,667
                                                                =======

     1997 Modification
     -----------------
     1996    $  4.50      1997      1997   $  4.50     2002      94,000
     1993       4.50      1998      1997      4.50     2002      24,000
     1996       3.93      1997      1997      3.93     2002      22,667
                                                                -------
                                                                140,667
                                                                =======

   The market price of the Company's common stock exceeded the exercise price for 116,667 options whose term was extended in 1996 and, accordingly, the Company recognized a stock-based compensation charge of $159,500 in 1996. Based on vesting provisions for these repriced options, the Company recognized additional compensation of $52,568 in 1997 and $8,718 in 1998. Options for 33,334 shares were extended in 1997 and compensation of $14,921 was recognized. During 1997, the expiration dates of options for 107,333 shares were extended for five years and no compensation was recognized since the market price of the Company's common stock was less than the exercise price on the date the options were extended. Additional stock-based compensation of $117,882 was recognized in 1997 related to the value of options surrendered by officers and directors to settle notes receivable.

   Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended December 31, 1996, 1997, and 1998:


                                                1996                1997                     1998
                                        ---------------------  --------------------  --------------------

                                                    Weighted               Weighted             Weighted
                                                     Average                Average              Average
                                         Number of  Exercise   Number of   Exercise  Number of  Exercise
                                          Shares      Price     Shares      Price     Shares     Price
                                        ----------  ---------  ----------  -------- ----------  ---------
Outstanding, beginning of year            1,006,224  $15.58      326,025    $ 9.38    740,025   $10.84
 Granted for goods and services             433,333    5.20            -         -          -        -
 Granted in equity offerings                 90,920    5.39            -         -          -        -
 Granted to previous holders of L warrants        -       -      414,000     12.00          -        -
 Reload grants                              175,200    9.23            -         -          -        -
 Granted for debt discount and issuance costs
                                                  -       -            -         -  1,750,000     6.57
 Canceled                                         -       -            -         -   (250,000)   10.00
 Anti-dilution adjustments                   41,600    2.52            -         -          -        -
 Expired                                   (956,202)  15.74            -         -   (583,222)   12.00
 Exercised                                 (455,050)   4.26            -         -          -        -
 Repriced                                   (10,000)   9.00            -         -          -        -
                                           --------             --------            ---------   ------

Outstanding, end of year                    326,025    9.38      740,025    $10.84  1,656,803     6.05
                                           ========             ========            =========

    All outstanding warrants and non-qualified options granted to  non-employees
    were exercisable at December 31, 1998.   If not previously exercised,  these
    instruments will expire as follows:


                          Range of
                      Exercise Prices    Weighted
                      ----------------   Average
   Year Ending                           Exercise    Number
  December 31,          Low     High      Price    of Shares
-----------------     -------  ------    --------   ---------
      1999            $  3.75  $ 3.75       $3.75     10,000
      2000               4.50    4.50        4.50      8,333
      2001               4.50    7.50        6.87    138,470
      2003               6.00    6.00        6.00  1,500,000
                                                   ---------
                                             6.05  1,656,803
                                                   =========

   Reload Options - At December 31, 1998, options and warrants with a reload feature are outstanding for a total of 94,000 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an exercise period of 5 years. If an employee tenders mature shares (held in excess of six months) for the exercise price, then no compensation charge will be recognized.

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



                                      Year Ended December 31,
                               --------------------------------
                                1996          1997         1998
                               -------      -------       ------
 Net loss applicable to
  common stockholders:
      As reported             $(5,715,489) $(3,509,929) $(13,909,133)
      Pro forma                (6,648,000)  (5,068,313)  (13,937,133)
   Net loss per common
    share:
      As reported                   $(.99)       $(.46)      $(1.57)
      Pro forma                     (1.19)        (.66)       (1.57)


    The weighted average fair value of options granted to employees amounted to $3.03, $1.54, and $1.40 for the years ended December 31, 1996, 1997, and 1998, respectively. The fair value of each employee option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                              Year Ended December 31,
                              ------------------------
                               1996    1997      1998
                              ------ -------   -------
   Expected volatility        70.0%    70.0%   70.0%
   Risk-free interest rate      6.5%     6.4%    6.1%
   Expected dividends             -        -        -
   Expected terms               4.7      6.7     3.5
   (in years)



9.  COMMITMENTS AND CONTINGENCIES:

    Operating Leases - The Company currently rents administrative office space and equipment under noncancelable leases. Total rental expenses incurred under operating leases amounted to $69,879, $60,125, and $88,922 for the years ended December 31, 1996, 1997, and 1998, respectively. The total minimum rental commitment under all operating leases is as follows:

           Year Ending
           December 31,

             1999               $167,000
             2000                171,000
             2001                174,000
             2002                178,000
             2003                135,000
                                --------
                                $825,000
                                ========



    Delay Rentals - At December 31, 1998, the Company has an investment in undeveloped oil and gas leases with a carrying value of $472,238. In order to retain these leases, management estimates that delay rental payments of approximately $168,000 will be required in 1999. Delay rental expense amounted to $175,055 for the year ended December 31, 1998 and is included in oil exploration expense in the accompanying statement of operations.

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

    Employee Royalties - During 1996, the Company agreed to transfer a 1% overriding royalty interest in substantially all of the Company's wells to a limited liability company to be formed to hold this interest. The proceeds from this royalty interest are required to be distributed to employees as additional compensation. Through December 31, 1998, total royalties related to this interest amounted to $64,500.

    During October 1997, in connection with an officer's severance arrangements, the Company agreed to transfer a 1% overriding royalty in properties which comprise substantially all of the Company's proved reserves. The estimated fair value of this royalty interest of approximately $147,000 is included in general and administrative expenses in the 1997 statement of operations.

    Environmental - The Company is subject to extensive Federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The seller of the refineries agreed to indemnify the Company for certain environmental obligations.

    Oil Purchase Commitment - During 1999, the Company entered into an agreement to purchase all oil produced by a third party in the State of Nevada, at a market responsive price, with a guaranteed floor of between $7.50 and $12.00 per barrel. The Company does not anticipate the quantities purchased will be in excess of its refining capacities.

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


10. SIGNIFICANT CONCENTRATIONS:

    At December 31, 1998, the Company had cash on deposit with a single financial institution for approximately $884,000, $472,000, and $368,000. These amounts are Federally-insured to the extent of $100,000 for each financial institution. The Company also had an investment in a certificate of deposit for $550,000 which was not Federally-insured.

    At December 31, 1998, the Company had trade receivables of $538,000 and $516,000 from refining customers. The Company's refining customers include other petroleum companies and entities that are primarily engaged in mining and construction. Prior to shipment, the Company generally evaluates each customer's financial condition and establishes the amount of credit which may be extended. If a customer desires credit in excess of this amount, the Company generally obtains a letter-of-credit or other collateral to support the higher level of credit.

    The Company's refineries and oil and gas properties are located in Nevada. While there have been significant oil discoveries in this area, the remote location may result in delays and/or shortages of labor and certain services. The incremental cost of transporting goods and personnel may result in higher costs than those incurred by companies doing business in other areas of the United States. In addition to the crude oil production from the Company's properties, the refining operations are dependent upon other oil producers in this area to ensure an adequate supply of feedstock. In the current low oil price environment, the Company could experience shortages of feedstock if the producers of crude oil decide to suspend operations until oil prices recover.

    As discussed in Note 5, substantially all of the Company's debt financing has been obtained from a single lender and the Company is not in compliance with several covenants under this financing arrangement. In August 1998, the lender also purchased 2,000 shares of convertible preferred stock with a liquidation preference of $2,000,000. In connection with these financing activities, the Company has granted warrants to this lender for the purchase of an aggregate of 1,500,000 shares of common stock, exercisable at $6.00 per share.

11. INDUSTRY SEGMENTS:

    Through July 1998,  the Company's operations  were concentrated  in oil  and
    gas producing activities.   Beginning in  August 1998, the  Company is  also
    engaged in the refining and transportation segment.

    The accounting policies of the segments  are the same as those described  in
    Note 1. Sales from the oil and gas producing segment to refining are based on prices paid to unrelated parties. The Company evaluates performance based on net income or loss.

    Presented below is a summary of results of operations for each segment for the year ended December 31, 1998:

                               Oil and Gas    Refining    Consolida-
                                                 and         tion
                               Producing      Transpor-     Entries     Consoli-
                                               tation                     dated
                           ---------------   -----------  ----------  ------------
Revenue:

    External customers       $ 838,241       $9,703,996   $        -    $10,542,237
    Inter-segment              486,421                -     (486,421)             -
                           ---------------   -----------  ----------   ------------
        Total revenue        1,324,662        9,703,996     (486,421)    10,542,237


Costs and expenses:
    Refining and
    transportation                   -        8,751,210       99,828      8,851,038
    Oil production             974,018                -     (586,249)       387,769
    Enhanced recovery project  585,117                -            -        585,117
    Oil exploration          3,634,623                -            -      3,634,623
    General and
       administrative          940,640          382,902            -      1,323,542
    Abandonment and
      impairment costs       3,650,533                -            -      3,650,533
   Depreciation,
      depletion and
      amortization           3,999,750          263,954            -      4,263,704
    Interest and other,
       net                   1,572,279          145,943            -      1,718,222
                           ---------------   -----------  ----------   ------------
        Total cost and
        expenses            15,356,960        9,544,009     (486,421)    24,414,548

    Income (loss) before
    income taxes           (14,032,298)         159,987            -    (13,872,311)
    Income tax benefit          50,000          (50,000)           -              -
    (expense)
                           ---------------   -----------  ----------   ------------
    Net income (loss)     $(13,982,298)        $109,987     $      -   $(13,872,311)
                           ===============   ===========  ==========   ============

Total assets for each segment as of December 31, 1998 are as follows:
                        Oil and Gas    Refining    Consolida-
                                           and         tion
                         Producing      Transpor-     Entries     Consoli-
                                          tation                     dated
                       ---------------   -----------  ----------  ------------
                        $3,769,498      $11,132,330    $(259,141)   $14,642,687
                       ===============   ===========  ==========   ============

12. INVESTMENT IN COWBOY ASPHALT TERMINAL:

    During 1998, the Company formed Cowboy Asphalt Terminal, L.L.C. (CAT). CAT is a limited liability company that is owned 67% by an unrelated entity and 33% by the Company. CAT was formed to acquire and operate an asphalt terminal located near Salt Lake City, Utah. Under CAT's operating agreement, a portion of the asphalt terminal property has been designated for joint activities of the owners, a portion has been set aside for the other owner to conduct its paving asphalt business, and the remainder is designated for the Company to conduct its roofing asphalt business.

    During 1998, CAT made payments totaling $286,164 to obtain the right to purchase the asphalt terminal. On January 7, 1999, the closing for the acquisition of the asphalt terminal occurred whereby CAT made an additional cash payment of $195,000 and executed a promissory note for $1,282,070. The note is collateralized by the asphalt terminal property, provides for interest at 9%, and monthly payments of $20,627 are due until January 2006. In connection with the purchase agreement, the seller retained a residual interest in the event the property is sold and the parties agreed to provide a right of first refusal if a member of CAT desires to sell its interest.

    Through  December 31,  1998,  the  Company  incurred  $172,177  for  capital contributions to CAT. The Company also incurred $367,509 for construction in progress expenditures related to the 100% owned roofing asphalt business. Management expects that the roofing asphalt business will be operational during the second quarter of 1999.


13. FOURTH QUARTER ADJUSTMENTS AND TRANSACTIONS:

    During the fourth quarter of 1998, the Company recognized charges totaling approximately $7 million for depletion, depreciation and impairment related to oil and gas properties that did not have economic reserves based on prices in effect at December 31, 1998.


14. DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

    All  oil and  gas  operations  of  the  Company  and  its  subsidiaries  are
    conducted in the United States.   Capitalized costs relating to oil and  gas
    producing activities are as follows:


                                                     DECEMBER 31,
                                             --------------------------
                                                 1997         1998
                                             ------------ -------------

  Proved oil and gas producing properties    $11,406,799   $13,094,267
  Unproved properties, net of allowance
     for impairment of $169,000 in 1997
     and $67,000 in 1998                         471,537       472,238
                                             ------------ -------------
                                              11,878,336    13,566,505
  Accumulated depreciation, depletion
  and amortization                            (5,114,382)  (12,556,271)
                                             ------------ -------------
                                              $6,763,954    $1,010,234
                                             ============ =============

  Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the years ended December 31, 1996, 1997, and 1998 are as follows:

                                   1996        1997        1998

                                -----------  -----------  ----------
  Acquisition costs              $2,908,254    $358,403    $602,292
                                ===========  ===========  ==========

  Exploration costs              $2,205,883  $1,252,838  $4,358,142
                                ===========  ===========  ==========

  Development costs                $477,210  $1,076,636    $849,438
                                ===========  ===========  ==========


  Results of operations from oil and gas producing activities (excluding refining and transportation activities, general and administrative expenses, and interest expense) for the years ended December 31, 1996, 1997, and 1998 are presented below.

                                   1996           1997          1998
                                 -----------   ------------ -----------
  Oil sales                      $1,958,348     $2,213,336   $1,314,714
  Gain (loss) on sale of oil
  and gas properties                      -         (7,474)       2,635
  Production costs:
     Enhanced recovery project            -              -     (585,117)
     Other                         (533,339)      (907,332)    (974,012)
  Exploration costs:
     Dry hole costs                (943,120)       (13,405)  (1,705,858)
     Delay rentals                 (184,421)      (214,019)    (175,055)
     Geologic and geophysical      (649,986)    (1,038,819)  (1,753,710)
  Abandonment and impairment
  costs                            (542,700)      (565,483)  (3,650,533)
  Depreciation and depletion       (663,160)    (1,243,485)  (3,929,360)
                                 -----------   ------------ -----------
  Results of operations from
     oil and gas producing
     activities                 $(1,558,378)  $ (1,776,681)$(11,456,296)
                                 ===========   ============ ===========


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

  Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Therefore, reserve estimates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

  Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil reserves (in barrels) as of December 31, 1996, 1997, and 1998:


                                   1996          1997          1998
                                ----------  ------------   -----------

Proved reserves, beginning of
year                            2,006,000    3,723,000     2,297,000
  Production                     (118,000)    (180,000)     (159,000)
  Purchase of reserves in
  place                         1,321,000       16,000       224,000
  Transfer of royalty
     interests to employees       (50,000)     (28,000)            -
  Discoveries, extensions and
     other additions              646,000            -             -
  Revisions of previous
  estimates                       (82,000)  (1,234,000)   (1,854,000)
                                ----------  ------------   -----------
Proved reserves, end of year    3,723,000    2,297,000       508,000
                                ==========  ============   ===========
Proved developed reserves,
beginning of year               1,175,000    1,900,000     1,450,000
                                ==========  ============   ===========
Proved developed reserves, end
of year                         1,900,000    1,450,000       508,000
                                ==========  ============   ===========


  Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

  Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor. The Company's year-end reserve reports were prepared based upon average oil prices of approximately $18.05, $12.55, and $5.80 per barrel as of December 31, 1996, 1997, and 1998, respectively.

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

                                                DECEMBER 31,
                                   ---------------------------------------
                                     1996           1997         1998
                                   ------------  ------------  -----------

Future cash inflows                $67,226,000   $28,838,000   $2,949,000
Future production costs            (19,216,000)  (14,502,000)  (2,313,000)
Future development costs            (5,182,000)   (2,240,000)           -
Future income tax expense           (3,630,000)            -            -
                                   ------------  ------------  -----------
Future net cash flows               39,198,000    12,096,000      636,000
10% annual discount for estimated
 timing of cash flows             (18,218,000)    (5,384,000)    (145,000)
                                   ------------  ------------  -----------
Standardized measure of
 discounted future net cash flow  $20,980,000     $6,712,000    $ 491,000
                                   ============  ============  ===========

  The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1997, and 1998:

                                          1996          1997          1998
                                        -----------   -----------    -----------
  Standardized measure, beginning of
  year                                  $6,200,000   $20,980,000    $6,712,000
  Sales of oil and gas, net of
  production costs                      (1,425,000)   (1,306,000)     (372,000)
  Extensions, discoveries and other,
  net                                    6,977,000             -             -
  Purchase of reserves in place          8,964,000        37,000       799,000
  Transfer of royalty interests to
     employees                            (290,000)     (213,000)            -
  Net change due to revisions in
     quantity estimates                 (1,913,000)   (5,728,000)   (2,565,000)
  Net change due to changes in prices
     and production costs                5,719,000   (13,530,000)   (6,882,000)
  Net change in future development
  costs                                 (1,930,000)    2,432,000     2,128,000
  Net change in income taxes            (1,942,000)    1,942,000             -
  Accretion of discount                    620,000     2,098,000       671,000
                                        -----------   -----------    -----------
  Standardized measure, end of year    $20,980,000    $6,712,000      $491,000
                                        ===========   ===========    ===========

   Due to the low oil prices at December 31, 1998 of approximately $5.80 per barrel, the Company recognized substantial downward revisions in oil reserve quantities, the standardized measure, and net capitalized costs due to impairment. In addition to the adverse impact on current operating results, low oil prices tend to dramatically reduce estimates of future oil reserve quantities since the wells become uneconomic at an earlier date. The following pro forma information illustrates the sensitivity of reserve quantities and the standardized measure to changes in oil prices as prepared for the Company's lender by an independent petroleum engineering firm:


                    Pro Forma

                    Quantity     Standardized
   Oil Price         (bbls)       Measure


   $ 9.75           1,716,000    $2,198,000

   $12.50           2,039,000    $4,126,000



   In March 1999, oil prices related to the Company's properties had recovered to approximately $10 per barrel.