Form 10-K/A
period 1998-12-31
FORELAND CORP
filed 1999-05-21
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER  0-14096

                             FORELAND CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                          87-0422812
     ------------------------------           ------------------
    (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)           identification no.)

     143 UNION BOULEVARD, SUITE 210
           LAKEWOOD, COLORADO                     80228-2019
 --------------------------------------       ------------------
(Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code  (303)  988-3122

Securities registered pursuant to section 12(b) of the Act:

     Title of each class                 Name of each exchange on which
        registered                                 registered
     --------------------                ------------------------------
           NONE                                       NONE

          Securities registered pursuant to section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)

                                   PART III.
-------------------------------------------------------------------------------
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age, term of directorship, and principal business experience of each director and executive officer of Foreland who has served in such position since Foreland's last fiscal year.

                       DIRECTOR     BUSINESS EXPERIENCE DURING PAST
      NAME       AGE   SINCE        FIVE YEARS AND OTHER INFORMATION
-------------   -----  ------  -----------------------------------------------
Grant Steele*      74   1985   Co-founder and chairman.  Executive officer and
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

N. Thomas Steele*  54   1985   Co-founder and president.  Officer and director
                               of Foreland since organization in 1985.
                               Elected president in May 1996. Prior to joining Foreland in 1985, president of Magnum
                               Resources, Inc., Ogden, Utah, a company engaged in mineral exploration in Nevada and Utah.

Bruce C. Decker    47   1994   Officer and director of Foreland since 1994.
                               Officer of the Krutex Energy Corporation from
                               1983 through acquisition by Foreland in 1989.
                               Received bachelor's degree in finance and management from the University of Utah in 1973.

Lee B. Van         59   1998   Has over thirty years of experience in the oil
Ramshorst                      and gas industry.  Has held various positions
                               at Amoco Production Company, Texas Oil & Gas
                               Corp., Inexco Oil Company, and Plains
                               Petroleum.  Received Engineering bachelor's
                               degree from University of Missouri-Rolla and
                               master's in Management Science from Texas
                               Christian University.  During last ten years at
                               Plains, held positions from Vice President,
                               Production and Engineering to Senior Vice
                               President, Operations and Business Development.
                               Instrumental in structuring the joint venture
                               between Foreland and Plains in 1995.
---------------
    * Grant Steele is the uncle of N. Thomas Steele.

     During 1998, Robert Gershen served on the board of directors; effective April 28, 1999, Mr. Gershen resigned as a director. Grant Steele has given notice that he will resign as a director in June 1999 when his present employment term expires.

SIGNIFICANT EMPLOYEES/CONSULTANTS

     Jerry Hansen. Mr. Hansen, who joined Foreland in 1986, is senior structural geologist for Foreland with primary responsibility for generating and developing exploration proposals and drilling prospects. He has 13 years of oil and gas experience focused on prospect generation and evaluation in the Powder River Basin, Gulf Coast, and primarily, in Nevada. He graduated with degrees in geology from the University of Colorado in 1973 and the University of Arizona in 1982. As senior structural geologist, Mr. Hansen's primary responsibility is in the generation and development of drillable prospects, from inception to actual wellsite operations.

     Carl Schaftenaar. Mr. Schaftenaar, who joined Foreland in 1993, has been a geophysicist and geologist in the oil industry for 13 years. He holds a bachelor's degree in geology from Hope College, Holland, Michigan, and a master of science degree in geophysics from Texas A&M University. Mr. Schaftenaar worked for Chevron USA on exploration and development projects in Nevada and the Rocky Mountain area from 1982 to 1992. As senior geophysicist, Mr. Schaftenaar is responsible for the acquisition and analysis of proprietary two- and three-dimension seismic programs for Foreland.

     David T. Greene. David T. Greene, who joined Foreland in 1995, is a petroleum engineer with 18 years oil and gas experience. He holds a bachelor's degree in earth science from the University of California at Santa Cruz and a masters degree in petroleum engineering from Stanford University. Mr. Greene has worked at Amoco Production Co. as Staff Petroleum Engineer, for Pacific Enterprises Oil Company. as Division Engineering Manager, and for Plains Petroleum Operating Co. as Senior Exploitation Engineer. Mr. Greene has experience in the Rocky Mountain, Mid-Continent, Gulf Coast, and Offshore Gulf of Mexico areas, especially in evaluation, design, and implementation of secondary and tertiary recovery projects, especially relating to heavy oil and tight reservoirs. Mr. Greene is responsible for providing engineering and field supervision support of Foreland's Eagle Springs Field drilling and development program and for overall Nevada exploitation. Mr. Greene is now a consultant to Foreland.

     Fred Merian.   Mr. Merian, who joined Foreland in 1997, is Manager of
Corporate Development for Foreland. He has 19 years of oil and gas experience and has held engineering, managerial and executive positions with Amoco Production Company, Tenneco Oil Company, Union Pacific Resources Corporation (Champlin) and recently as President-COO of Vessels Oil and Gas Company. Mr. Merian has had direct finance and operational responsibilities for integrated oil and gas project development in most western state of the U.S. Mr. Merian's technical knowledge coupled with finance and M&A experience has enhanced Foreland's corporate development opportunities. Mr. Merian graduated with a degree in Geological Engineering from the University of Missouri-Rolla in 1978.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of forms 3, 4, and 5, and amendments thereto, furnished to Foreland during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of Foreland or any other person known to be subject to Section 16 of the Exchange Act, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year, except that Robert D. Gershen failed to timely file one report respecting the acquisition of warrants to purchase Common Stock by Energy Income Fund, L.P.



                        ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth for each of the last three fiscal years the annual and long term compensation earned by, awarded to, or paid to the chief executive officer of Foreland and Bruce C. Decker, the only other executive officer who received total annual salary and bonuses in excess of $100,000 for all services rendered in all capacities to Foreland and its subsidiaries during the last fiscal year (the "Named Executive Officers").


                                                     LONG TERM COMPENSATION
                                                 -----------------------------
                           ANNUAL COMPENSATION          AWARDS         PAYOUTS
                          ---------------------  --------------------  -------
      (A)         (B)     (C)     (D)     (E)       (F)        (G)       (H)      (I)
                                         OTHER              SECURITIES
                                         ANNUAL  RESTRICTED UNDERLYING  AWARD  ALL OTHER
NAME AND          YEAR                  COMPEN-    STOCK    OPTIONS/    PLAN    COMPEN-
PRINCIPAL        ENDED   SALARY  BONUS   SATION   AWARD(S)    SARS     PAYOUTS   SATION
POSITION        DEC. 31   ($)     ($)      ($)      ($)        (#)       ($)      ($)
--------------- -------  ------  ------ --------- -------   ---------- ------- --------

N. Thomas Steele  1998   129,800     --    24,000    --       --/--     --         --
President (CEO)   1997   129,800 23,884    24,000    --    300,000/--   --         --
                  1996   104,320     --    10,000    --    200,000/--   --     37,500

Bruce C. Decker   1998   119,000     --    24,000    --       --/--     --         --
                  1997   119,000 10,836    24,000    --    300,000/--   --         --
                  1996    88,958     --    10,000    --    200,000/--   --         --



OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no grants of options or stock appreciation rights during the last completed fiscal year to any Named Executive Officer of Foreland.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

      The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers of Foreland and the fiscal year end values of unexercised options and SARs.

         (A)            (B)      (C)          (D)            (E)

                                           NUMBER OF       VALUE OF
                                           SECURITIES     UNEXERCISED
                                           UNDERLYING    IN-THE-MONEY
                      SHARES              UNEXERCISED    OPTIONS/SARS
                     ACQUIRED           OPTIONS/SARS AT  AT FY END ($)
                        ON      VALUE      FY END (#)    EXERCISABLE/
                     EXERCISE  REALIZED   EXERCISABLE/   UNEXERCISABLE
        NAME            (#)      ($)    UNEXERCISABLE(1)     (2)
----------------     --------  -------- ---------------- -------------

N. Thomas Steele,       --        --    324,000/150,000     --/--
President (CEO)

Bruce C. Decker         --        --    250,000/150,000     --/--
-----------------
(1) For a complete description of the terms of options held by the Named Executive Officers, see "Principal Shareholders" below.
(2) Based on the closing sales price on Nasdaq for the Common Stock of $1.125 on December 31, 1998.


EMPLOYMENT AGREEMENTS

     Effective September 2, 1997, Foreland entered into new executive employment agreements with its executive officers in order to provide a prospective lender assurances that key management personnel would have a strong incentive to remain in their positions during the term of the loan. Under the agreements, during 1998, N. Thomas Steele, and Bruce C. Decker received base salaries of $125,000, and $119,000, respectively. The agreements provide for a $48,000 increase in each such executive officer's annual salary at such time as Foreland achieves sustained net oil production of at least 1,000 barrels per day for any calendar month. Each employment agreement is for a 36-month term and is automatically renewed each month for a new 36-month term. The employment agreements contain covenants not to compete for two years after termination of employment, restrictions on the disclosure of confidential information, provisions for reimbursement of expenses and payment of major medical insurance coverage, and an agreement of Foreland to register securities of Foreland held by such persons at the request of the employees.

     In connection with the agreements, N. Thomas Steele and Bruce C. Decker received ten-year options to purchase 200,000 shares of Common Stock at a price of $2.50 per share. Additionally, each executive received ten-year options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. Such options are now 50% vested and vest in equal increments on the next two anniversary dates. In the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment, in cash or Common Stock, at the executive's option, in an amount equal to the executive's base salary for the remaining term of his respective employment agreement plus any incentive compensation previously earned. In addition, all options held by the executive shall immediately become vested and exercisable and the executive shall receive payment equal to the fair market value of the options granted under the employment agreement times the number of unexercised options in consideration of the cancellation of such options.


DIRECTORS' COMPENSATION

     The board previously approved the payment of $2,000 per month to each of Foreland's directors who are also employees of Foreland. This payment was waived subsequent to December 31, 1998. Foreland has a stock option plan to compensate those directors who are not employees. Under this plan, Lee B. Van Ramshorst and Robert D. Gershen were each granted options to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $5.00 per share. Such options are presently vested to purchase 15,000 each. Mr. Van Ramshorst's options will vest to purchase an additional 10,000 shares at the next three anniversaries of election; provided that he continues to serve as a director. Mr. Gershen resigned from the board of directors in April 1999.


LIMITATION OF LIABILITY AND INDEMNIFICATION

     The articles of incorporation of Foreland limit or eliminate the personal liability of directors for damages for breaches of their fiduciary duty, unless the director has engaged in intentional misconduct, fraud, or a knowing violation of law, or paid a dividend in violation of the Nevada Revised Statutes.

     Foreland's articles of incorporation and bylaws further provide for the indemnification of officers and directors for certain civil liabilities, including liabilities arising under the Securities Act, unless such person is adjudged in any action, suit, or proceeding to be liable for his own negligence or misconduct in the performance of his duty. In the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth, as of the date hereof, the outstanding Common Stock of Foreland owned of record or beneficially by each person who owned of record, or was known by Foreland to own beneficially, more than 5% of Foreland's shares of Common Stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

                                              NUMBER OF
                                                COMMON       PERCENTAGE
                               NATURE OF        SHARES           OF
 NAME OF BENEFICIAL OWNER      OWNERSHIP       OWNED(1)     OWNERSHIP(2)
---------------------------    ---------      ---------     ------------
DIRECTORS AND PRINCIPAL
 STOCKHOLDERS

   Grant Steele             Common Stock       78,832          0.8%
                            Options           183,333(3)       1.9
                                            ---------
                            Total             262,165          2.7

   N. Thomas Steele         Common Stock       50,888          0.5
                            Options           474,000(4)       4.7
                                            ---------
                            Total             524,888          5.2

   Bruce C. Decker          Common Stock       13,334          0.1
                            Options           400,000(5)       3.9
                                            ---------
                            Total             413,334          4.1

   Lee B. Van Ramshorst     Common Stock        1,000           --
                            Options                 0           --
                                            ---------
                            Total               1,000           --

   Energy Income Fund, LP   Common Stock      250,000          2.6
                            Warrants        1,500,000(5)      13.4
                            Preferred
                            Stock             333,333(5)       3.3
                                            ---------
                            Total           2,083,333         18.1
   Petro Source
    Corporation             Common Stock      863,602          8.9


ALL EXECUTIVE OFFICERS AND
 DIRECTORS AS A GROUP
 (FOUR PERSONS)             Common Stock      144,054          1.5
                            Options         1,057,333          9.8
                            Warrants               --           --
                                            ---------
                            Total           1,201,387         11.2%
                                            =========
-------------------

(1) Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. The address of all such persons for purposes of this table is deemed to be the address of Foreland.
(2) Calculations of total percentages of share ownership for each individual assumes the exercise of all options held by that individual to which the percentage relates, including options subject to vesting provisions. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
 (3) Consists of options to acquire 33,333 shares of Common Stock at an exercise price of $4.50 per share at any time prior to December 31, 2002, options vesting incrementally to acquire an aggregate of 50,000 shares at $2.50 per share expiring incrementally through September 2, 2010, and options vesting incrementally to acquire an aggregate of 100,000 shares at $4.00 per share expiring September 2, 2007. The options to acquire 33,333 shares at $4.50 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(4) Consists of options to acquire 38,889 shares of Common Stock at an exercise price of $4.50 per share at any time prior to December 31, 2002, options to acquire 11,111 shares at an exercise price of $3.93 per share at any time prior to December 31, 2002, options to acquire 24,000 shares at $4.50 per share at any time prior to May 19, 2003, options to acquire an aggregate of 100,000 shares at an exercise price of $5.00 per share expiring incrementally through September 1, 2006, options vesting incrementally to acquire an aggregate of 200,000 shares at $2.50 per share expiring incrementally through September 2, 2010, and options vesting incrementally to acquire an aggregate of 100,000 shares at $4.00 per share expiring September 2, 2007. The options to acquire 38,889 shares at $4.50 per share contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the Common Stock.
(5) Consists of options to acquire an aggregate of 100,000 shares at $5.00 per share expiring incrementally through September 1, 2006, options vesting incrementally to acquire an aggregate of 200,000 shares at $2.50 per share expiring incrementally through September 2, 2010, and options vesting to acquire an aggregate of 100,000 shares at $4.00 per share expiring September 2, 2007.
(6) Consists of warrants to purchase 1,500,000 shares at $6.00 per share through January 6, 2003, and 2,000 shares of 1998 Series Preferred Stock convertible into an aggregate of 333,333 shares of Common Stock.



            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

     Salary Deferrals and Waivers; Officer and Director Notes Payable

     Foreland owed $348,691 in salaries and interest to two current officers and directors and a former officer and director at December 31, 1998. Foreland also had outstanding loans from a current officer and director and two former officers and directors in the amount of $316,279 as of such date.

     Energy Income Fund Financing

     In December 1997, Foreland entered into a financing arrangement with Energy Income Fund, L.P. ("EIF"), that was amended in August 1998 and February 1999. Amounts due under the financing arrangement are collateralized by substantially all of the property and equipment of Foreland, and Foreland is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. In connection with the EIF financing, Foreland granted EIF warrants to purchase an aggregate of 1,500,000 shares of common stock at $6.00 per share, issued 250,000 shares of common stock to EIF, and sold to EIF for $2,000,000 in cash 2,000 shares of 1998 Series Preferred Stock, convertible into an aggregate of 333,333 shares of common stock. Foreland also agreed to transfer to EIF a 3% overriding royalty interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties. As of the date hereof, Foreland has borrowed approximately $12.6 million pursuant to the financing arrangement. Foreland is currently in default on the loan. Management continue to negotiate a payment plan with EIF and is hopeful that EIF will continue to make concessions to prevent acceleration of the entire principal balance.

     As a condition to establishing the financing, Foreland agreed to permit EIF to appoint one member to serve on its board of directors. On January 9, 1998, Robert D. Gershen was appointed a director and resigned on April 28, 1999.

     Petro Source Acquisition

     On December 31, 1997, Foreland obtained an option to purchase certain oil refining and transportation assets and operations from Petro Source. Foreland paid $520,000 for the option by issuing 130,000 shares of common stock. Foreland subsequently exercised the option and, on August 12, 1998, completed the purchase of the refining and transportation assets by paying $5,000,000 in cash (utilizing funds from the EIF loan), with the remaining $2,676,322 non-cash portion of the purchase price paid by the issuance of 763,602 shares of common stock, subject to adjustment in the number of shares and potential issuances of additional shares if the resale of such shares by Petro Source yields net proceeds less than $2,676,332 plus interest at 10% per annum. In addition, Foreland issued 100,000 shares of common stock to Petro Source at the closing of the purchase.



                                     SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORELAND CORPORATION


Dated: May 20, 1999                       By /s/ N. Thomas Steele, President