Form 10-Q
period 1999-03-31
FORELAND CORP
filed 1999-05-24
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999






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

      As of May 19, 1999, Foreland had outstanding 9,698,191 shares of its common stock, par value $0.001 per share.

                                    PART I
                             FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                         ITEM 1.  FINANCIAL STATEMENTS


      The consolidated condensed financial statements included herein have been prepared by Foreland Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Foreland's annual report on Form 10-K for the period ended December 31, 1998.

      Certain reclassifications have been made to conform the 1998 financial statements to the presentations of the 1999 financial statements. The reclassifications had no effect on net income.

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                            MARCH 31,  1999      DEC. 31, 1998
                                            ---------------      -------------
                 ASSETS
Current assets:
   Cash and cash equivalents................... $   331,419      $  1,849,782
   Accounts receivable - trade.................   2,458,825         2,771,085
   Inventory...................................   1,538,748         1,166,361
   Marketable securities.......................     700,000           700,000
   Prepaid expenses and other..................     221,803           164,921
                                                -----------      ------------
         Total current assets..................   5,250,795         6,652,149
Property and equipment, at cost:
   Oil and gas properties, under
    the successful efforts method..............  13,570,767        13,566,505
   Refineries and building.....................   5,349,386         4,845,472
   Transportation and other equipment..........   1,288,843         1,007,571
   Office furniture and equipment..............     421,816           419,317
   Construction in progress....................   1,221,497           367,509
                                                -----------      ------------
                                                 21,852,309        20,206,374
   Less accumulated depreciation,
    amortization, depletion, and impairment.... (13,329,660)      (13,115,997)
                                                -----------      ------------
                                                  8,522,649         7,090,377
Other assets:
   Debt issuance costs, net of
     accumulated amortization of...............     627,383           576,190
   Investment in Cowboy Asphalt Terminal.......     180,314           172,177
   Deposits and other..........................     151,695           151,794
                                                -----------      ------------
                  Total other assets...........     959,392           900,161
                                                -----------      ------------

Total assets................................... $14,732,836      $ 14,642,687
                                                ===========      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt,
    net of discount of $1,064,913 in 1999
    and $1,219,786 in 1998.................... $ 11,521,592       $11,168,213
   Accounts payable and accrued expenses......    2,753,947         2,378,274
   Officers' salaries payable.................      443,604           434,813
   Accrued expenses and other.................    1,257,991         1,223,474
                                                -----------      ------------
         Total current liabilities............   15,977,134        15,204,774

Long-term debt, less current maturities.......      621,105               -

Stockholders' Equity (Deficit):
   Preferred Stock, $0.001 par value,
    5,000,000 shares authorized;524,243 shares
    issued and outstanding in 1998 (liquidation
   preference of $2,891,757),
    524,243 shares issued and outstanding in
    1999 (liquidation preference of $2,891,757)         524               524
   Common Stock, $0.001 par value, 50,000,000 shares
      authorized; 9,698,191 and 9,673,191 shares
      issued and outstanding, respectively.....       9,698             9,673
   Additional paid-in capital..................   39,468,262       39,366,477
   Less stock subscriptions receivable.........    (345,485)         (338,921)
   Accumulated deficit......................... (40,998,403)      (39,599,840)
                                                -----------      ------------
         Total stockholders' equity (deficit)..  (1,865,403)         (562,087)
                                                -----------      ------------

Total liabilities and stockholders'
 equity (Deficit)..............................$ 14,732,836      $ 14,642,687
                                                ===========      ============


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                        1999         1998
                                                  --------------  ------------

REVENUES:
   Refining and transportation.....................  $ 4,885,705    $      -
   Oil and gas sales...............................          -        412,752
   Other income, net...............................        2,606           59
                                                     -----------    ---------
         Total revenues............................    4,888,311      412,811


EXPENSES:
   Refining and transportation:
      Cost of goods sold...........................    3,187,243          -
      Repairs and maintenance......................      189,404          -
      Other........................................    1,033,402          -
   Oil production costs:
      Lease production and operations..............          -        249,158
      Enhanced recovery project....................          -        198,337
   Oil exploration costs:
      Dry hole costs...............................          -         72,573
      Other........................................      204,178      258,045
   General and administrative costs:
      Shareholder and investor services............       81,321       40,618
      Stock-based compensation - employees.........          -          6,164
      Other........................................      666,932      207,039
   Abandonment and impairment costs................          -             -
   Depreciation, depletion, and amortization.......      213,663      156,778
                                                     -----------    ---------
      Total expenses...............................    5,576,143    1,188,712
                                                     -----------    ---------

NET  OPERATING LOSS................................     (687,832)    (775,901)
Other income (expense):
   Interest income.................................       29,187       46,924
   Interest expense................................     (739,918)    (291,984)
   Gain on sale of assets..........................          -          3,460
                                                     -----------    ---------

NET LOSS...........................................  $(1,398,563) $(1,017,501)
Preferred stock dividends
   Accrued.........................................      (96,822)           -
   Imputed.........................................          -              -
                                                     -----------    ---------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.........  $(1,495,385) $(1,017,501)
                                                     ===========  ===========

NET LOSS PER COMMON SHARE..........................  $     (0.15) $     (0.12)
                                                     ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING..............................    9,683,800    8,520,900
                                                     ===========  ===========

       See accompanying notes to these consolidated financial statements.
                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                        1999         1998
                                                  --------------  ------------


CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss....................................... $(1,398,563)   $(1,017,501)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation, depletion, and amortization......     213,662        152,865
   Dry hole, abandonment and impairment costs.....         -           72,573
   Issuance of stock for services.................      25,000         18,150
   Issuance of stock for interest ................      76,810            -
   Accrued note receivable interest income........      (6,564)        (6,381)
   Amortization of debt discount and issuance costs    227,860            -
   Amortization of loan origination fee...........         -          159,792
   Compensation - below market options............         -            6,164
   Gain on the sale of assets.....................         -           (3,460)

   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................     223,843         24,289
         Inventory................................    (372,387)       (41,921)
         Prepaids and other.......................      31,535       (195,573)
      Increase (decrease) in:
         Accounts payable.........................     612,503        185,036
         Accrued expenses.........................      49,139         25,428
         Salaries payable.........................       8,790         22,029
                                                    ----------     ----------
            Net cash provided by
             operating activities.................    (308,372)      (598,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment  (1,645,935)      (978,179)
   Investment in Cowboy Asphalt Terminal L.L.C....      (8,187)           -
   Purchase of other property.....................     (24,021)        (4,949)
                                                    ----------     ----------
            Net cash provided by (used in)
             investing activities.................  (1,678,143)      (983,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants and options.         -           16,000
   Proceeds from sale of assets...................         -            4,000
   Proceeds from borrowing long-term debt.........     469,653      5,925,279
   Repayment of long-term debt....................      (1,501)      (651,321)
                                                    ----------     ----------
            Net cash provided by
             financing activities.................     468,152      5,293,958
                                                    ----------     ----------
   Increase (decrease) in cash and
    cash equivalents..............................  (1,518,363)     3,712,320
Cash and cash equivalents, beginning of period....   1,849,782         40,631
                                                    ----------     ----------
Cash and cash equivalents, end of period..........  $  331,419     $3,752,951
                                                    ==========     ==========



   Supplemental disclosures of cash flow information:
   Cash paid for interest.........................  $  495,358     $  123,663
                                                    ==========     ==========
   Value of warrants given as consideration
    for long-term debt............................  $      -       $1,150,000
                                                    ==========     ==========



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    OIL AND GAS PROPERTIES:

      With Foreland's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. Foreland's leasing program is coordinated with prospect generation and exploration results. As areas of interest are identified, Foreland attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, Foreland may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold cost. Foreland currently has approximately 170,900 gross acres under lease.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS:

     During the first quarter of 1999, Foreland engaged an investment banker to assist it in identifying potential sources for an investment, strategic alliance, and/or sale or merger of some or all of Foreland's lines of business. In connection with such engagement, Foreland issued to the investment banker 23,055 shares of Common Stock and granted the consultant warrants to purchase 30,000 shares of Common Stock at an exercise price of $1.08.


3.    LONG TERM DEBT:

     Foreland entered into a financing arrangement with Energy Income Fund L.P. ("EIF") in January 1998, which was amended in August 1998 and February 1999. Amounts due under the financing arrangement are collateralized by substantially all of Foreland's property and equipment, and Foreland is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. Through March 31, 1999, Foreland had drawn $12,575,279 under the financing arrangement and further loan commitments are now terminated.

     Foreland did not commence required principal amortization payments in November 1998 and was not in compliance with certain financial covenants relating to minimum collateral-to-indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense ratios. Ultimately, EIF agreed to reschedule the principal amortization payments to commence May 1, 1999, and extend certain financial covenants and waive its exercise of remedies upon default until May 15, 1999. Although Foreland has made required monthly interest payments, Foreland did not make the required payment of principal on May 1, 1999, and presently does not have the ability to comply with the amended financial covenants and ratios. Accordingly, the entire balance due EIF is included in current liabilities in Foreland's its financial statements. Despite this presentation, management continues to negotiate a payment plan with EIF and is hopeful that EIF will continue to make concessions to prevent acceleration of the entire principal balance.

     During the first quarter of 1999, Foreland entered into a line-of-credit agreement with a bank. The line provides for borrowings up to $2,000,000, has an interest rate of 8.75%, and has a maturity date of February 15, 2000. Borrowings under the line-of-credit are collateralized by accounts receivable and inventories.


4.    RELATED PARTY TRANSACTIONS:

      Foreland owed $407,830 in salaries and interest to two current officers and directors, and a former officer and director, at March 31, 1999. Foreland also had outstanding loans to one current officer and director and two former officers and directors in the amount of $322,843 as of such date.

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


5.    INCOME TAXES:

      Foreland adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1993. Financial statements of prior years have not been restated to apply the new method retroactively. The change in accounting method had no effect on the net loss for 1993 or prior years.

      Foreland has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1998, Foreland had unused net operating loss carry-forwards of approximately $43 million. This carryforward expires in varying amounts from 1999 to 2018. A portion of this net operating loss carryforward may be subject to reduction or limitation of use as a result of changes in ownership or certain consolidated return filing regulations.


6.    SUBSEQUENT EVENTS:

      Foreland has implemented various measures to reduce overhead and operating costs. As part of these measures, Foreland has consolidated many of its administrative operations into its Woods Cross, Utah, location and has reduced its Colorado workforce by more than half. Foreland is presently seeking to sublease the unused portions of its Lakewood, Colorado, facilities to further reduce costs.

      In May 1999, Foreland completed construction and initiated operation of a roofing asphalt facility plant near Salt Lake City, Utah.


7.   REPORTING BY SEGMENTS:

     Through July 1998, Foreland's operations were concentrated in oil and gas
producing   activities.  Beginning in August 1998, Foreland also became engaged in the refining and transportation segment.

      Sales from the oil and gas producing segment to refining are based on prices paid to unrelated parties. Foreland evaluates performance based on net income or loss.

            Presented below is a summary of results of operations for each segment for the year ended March 31, 1999.

                            Oil & Gas     Refining and  Consolidation
                            Producing    Transportation  Entries   Consolidated
                            ----------   -------------- ---------  ------------
Revenues:
   External customers......  $    -       $4,888,311   $     -       $4,888,311
   Inter-segment...........   226,638          -         (226,638)         -
   Interest Income.........    12,374         16,813         -           29,187
                            ---------     ----------    ---------    ----------
         Total revenues....   239,012      4,905,124     (226,638)    4,917,498

Costs and expenses:
   Refinery/transport
    cost of goods..........       -        3,207,792      (20,435)    3,187,357
   Repairs and maintenance.       -          189,404          -         189,404
   Other...................       -        1,033,288          -       1,033,288
   Oil and gas production..   206,203           -        (206,203)         -
   Oil and gas exploration.   204,178           -             -         204,178
   General and
    administrative.........   369,699        351,554           -        748,253
   Depreciation, depletion,
    and amortization.......    40,833        172,830           -        213,663
   Interest and other, net.   575,981        163,937           -        739,918
                            ---------     ----------   ----------    ----------
         Total expenses....$1,423,894     $5,118,805   $ (226,638)   $6,316,061
                            =========      =========   ==========     =========


Total assets for each segment
 as of March 31, 1999 are as follows:
                           $2,946,768    $11,903,131   $ (117,062)  $14,732,835
                            =========    ===========   ==========    ==========



8.   DISCLOSURE ABOUT OIL AND GAS PRODUCING ACTIVITIES:

     Due to the low oil prices at December 31, 1998 of approximately $5.80 per barrel, the Company recognized substantial downward revisions in oil reserve quantities, the standardized measure, and net capitalized costs due to impairment on its financial statements. In addition to the adverse impact on current operating results, low oil prices tend to dramatically reduce estimates of future oil reserve quantities since the wells become uneconomic at an earlier date. During the year ended December 31, 1998, Foreland recognized impairment of its producing wells of $3,617,900 as a result of the foregoing. Since December 31, 1998, oil prices have increased. The following pro forma information illustrates the sensitivity of reserve quantities and the standardized measure to changes in oil prices as prepared for the Company's lender by an independent petroleum engineering firm:

                          Pro Forma
                 --------------------------
                   Quantity
   Oil Price        (bbls)     Standardized
   ---------     ----------    ------------

   $   9.75       1,716,000     $2,198,000
   $  12.50       2,039,000     $4,126,000

As of April 30, 1999, oil prices were approximately $12.15 per barrel.



           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CAUTION RESPECTING FORWARD-LOOKING INFORMATION

      This report contains certain forward-looking statements and information relating to Foreland that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in the document, the words "anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to Foreland or its management, are intended to identify forward-looking statements. Such statements reflect the current view of Foreland respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated expected or intended.

OVERVIEW

      This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in Foreland's annual report on Form 10-K for the year ended December 31, 1998.

      Since its organization in June 1985, Foreland has been engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. In an effort to increase the financial return to Foreland from its crude oil productions and expand its operations, Foreland acquired the Eagle Spring Refinery and Tonopah Refinery assets and trucking fleet from Petro Source in August 1998 and began crude oil refining and marketing of petroleum products. Foreland has entered into agreement to refine all of the crude oil presently produced in Nevada and is seeking additional sources of throughput for its refineries. In May 1999, Foreland completed construction and initiated operation of a roofing asphalt plant near Salt Lake City, Utah. This plant will process premium quality asphalt from Foreland's refineries in Nevada.

      Foreland produces oil in Nevada from the Eagle Springs, Ghost Ranch, Kate Springs and Sand Dune fields. Foreland purchased a 60% working interest in the Eagle Springs field in 1993 and the remaining 40% working interest in November 1996. Foreland discovered the Ghost Ranch field in 1996 and purchased the 40% working interests in the field held by another firm in 1997. Foreland also owns a 21.8% working interest in a well in Kate Springs. Foreland's present oil production from these fields comprises approximately one quarter of the throughput currently refined by Foreland.

     Through 1996, Foreland funded its exploration program principally from the sale of common and preferred stock. In November 1996, Foreland established a bank credit facility, now repaid. In early 1998, Foreland entered into a financing arrangement with Energy Income Fund, L.P. ("EIF") to fund certain activities. Through March 31, 1999, Foreland has borrowed approximately $12.6 million from EIF and further loan commitments have now been terminated. Foreland is now in default on the EIF loan, which is classified as a short-term liability on Foreland's financial statements as of December 31, 1998 and March 31, 1999.

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

 -FORELAND HAD A WORKING CAPITAL DEFICIT OF $11.8 MILLION (DISREGARDING $1.1
  MILLION NON-CASH ACCRUED DISCOUNT FOR DEBT ISSUANCE) AS OF MARCH 31, 1999,
  AND FACES EXTREME WORKING CAPITAL REQUIREMENTS.    Based on current oil
  production and prices, refinery throughput, and finished goods sales and margins, Foreland does not generate sufficient revenues to satisfy its cash requirements for general and administrative expenses, dividends on preferred stock, principal payments on debt, and other payments to trade creditors and others respecting approximately $16.0 million in short-term liabilities as of March 31, 1999, including $12.6 million resulting from reclassification of Foreland's long-term debt arrangement with EIF. Approximately $900,000 in in trade accounts payable relating primarily to exploration costs incurred by the oil and gas production segment are over 120 days past due, and Foreland expects that such trade creditors may intensify their collection efforts if adequate partial payment or forbearance arrangements are not agreed to. Similarly,Foreland has insufficient cash to undertake material oil and gas exploration.

 -FORELAND HAS INSUFFICIENT CASH TO PAY $12.6 MILLION IN SECURED INDEBTEDNESS.
  Foreland was not able to pay the principal payment of $347,437 due May 1, 1999, on $12.6 million indebtedness due EIF, did not make earlier payments that were subsequently deferred and has not been in compliance with certain financial covenants relating to minimum collateral to indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense percentages. All of Foreland's assets and operations used in its refinery, transportation and marketing activities and its producing properties are encumbered as security for this obligation. Foreland has implemented cost cutting measures and is restructuring its resources in order to be able to commence principal payments and comply with the financial covenants, but Foreland cannot assure it will be able to do so. EIF currently has the legal right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets. There can be no assurance that EIF will agree to any further extensions or modifications or continue to forbear from exercising its remedies.

 -FORELAND'S AUDIT REPORT FOR THE YEAR ENDED DECEMBER 31, 1998, CONTAINS A
  GOING CONCERN EXPLANATORY PARAGRAPH. Foreland's independent auditor's report on the December 31, 1998, financial statements, as for preceding fiscal years, contains an explanatory paragraph which indicates there is substantial doubt as to Foreland's ability to continue as a going concern. As of March 31, 1999, Foreland had a working capital deficit of $11.8 million (disregarding the $1.1 million non-cash accrued discount for debt issuance) and an accumulated deficit of $41.0 million since its inception in 1985. Foreland had losses of $13.9 million for the year ended December 31, 1998, and $1.4 million for the quarter ended March 31, 1999, and expects its losses to continue. Foreland is delinquent in payments to trade creditors and others. There can be no assurance that Foreland's efforts to obtain forbearance from EIF, trade creditors, or others; implement cost cutting measures; severely restrict activities; or take other measures will enable Foreland to continue.

 -FORELAND WILL NEED ADDITIONAL INVESTMENT, STRATEGIC ALLIANCE OR SALE/MERGER.
  In order for Foreland to continue, it will need to capitalize on its market position, technical capabilities, management, assets and identified business opportunities by either raising additional capital, creating a strategic alliance with another company, or selling or merging some or all of its lines of business. Foreland has engaged an investment banker to assist in these efforts.

LIQUIDITY AND CAPITAL RESOURCES

     Foreland's operations during the first three months of 1999 used cash of $308,400 when Foreland reported a net loss from operations of $1,398,600, which resulted in part to non-cash charges against Foreland's revenues, including $213,700 in depreciation, depletion, and amortization and $227,900 in amortization of debt discount and issuance costs. Changes in working capital components (current assets and current liabilities) also contributed $653,400 in cash. Operating activities used approximately $290,100 less cash than the corresponding period in 1998.

     During the first quarter of 1999, investing activities used net cash of $1,678,100 due to $1,645,900 in additions to plant and equipment. During the corresponding period in 1998, investing activities used net cash of $983,100 for additions to plant and equipment and other property.

     Financing activities provided $468,200 during the first quarter of 1999, consisting primarily of borrowing against a line of credit under a new bank debt agreement for the refining operations. During the corresponding period in 1998 financing activities provided $5,294,000, consisting primarily of borrowing and refinancing of the existing bank debt.

     In January 1998, Foreland completed the debt financing arrangement with EIF, which was subsequently amended in August 1998 and February 1999. To date, Foreland has drawn an aggregate of $12,575,279 under this facility to fund most of its cash requirements, including the purchase of the refinery and transportation assets from Petro Source. Amounts due under the financing arrangement are collateralized by oil and gas properties and Foreland is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding.

      Foreland has made monthly interest payments but has not commenced monthly principal amortization payments (originally scheduled to begin in November 1998 and deferred to May 1999). Additionally, Foreland is not in compliance with certain financial covenants relating to minimum cash flow, equity requirements, current ratio, debt service ratio, and general administrative expense
percentages.   Foreland has implemented cost cutting measures and is
restructuring its resources in order to commence the required principal payments and comply with the financial covenants, but there is no assurance it will be able to do so. EIF presently has the legal right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets. There can be no assurance that EIF will agree to any further extensions or modifications or continue to forbear from exercising its remedies. It may be impossible for Foreland to continue if EIF were to foreclose on essentially all of Foreland's oil producing, refining, and transportation assets.

     Foreland requires cash for general and administrative expenses, for maintaining its properties, and for other items that are required in order for Foreland to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Based on April 1999 production levels and prices, and Foreland's current operating capital, Foreland is not able to meet cash requirements for fixed and recurring operating costs, including principal payments to EIF and payments to other creditors. Foreland does not have sufficient capital to undertake further exploration activities. Foreland has implemented certain cost-cutting measures, consolidated its administrative operations to its Woods Cross, Utah, facility, and reduced its Colorado workforce by over half, and is in the process of attempting to sublease a portion of its facilities to reduce operating costs. There can be no assurance that any such measures will be successful to reduce operating costs to allow Foreland to continue.

      As of March 31, 1999, Foreland had a working capital deficit of $11.8 million (disregarding $1.1 million treated as an accrued discount for debt issuance), as compared to a surplus of $2.8 million for the same period in 1998. Included in such is the $12.6 million indebtedness classified as a current liability due to Foreland's default on such indebtedness.


RESULTS OF OPERATIONS   (SEE NOTE 7, REPORTING BY SEGMENTS)

      Three Months Ended March 31, 1999 and 1998

      For the first quarter period ending March 31, 1999, oil sales decreased 45.1% to $226,600 as compared to oil sales of $412,800 in the same period in 1998. This decrease in the first quarter of 1999 was the result of both a 19.1% decrease in barrels sold, and a 29.1% decrease in price as compared to the same period in 1998. Foreland purchased Petro Source's two refineries and the transportation unit in August, 1998. The refinery and transportation revenues for first quarter of 1999 were $4,885,700, which exceeded Foreland's projections by $980,000 and refinery and transportation equipment rental income was $2,600.

      Foreland's lease production expenses for the first quarter 1998 decreased $43,000, or 17.2% to $206,200. Foreland shut down its enhanced recovery project in the Eagle Springs field at the end of 1998 and lowered cost by $198,300 when compared to the same period in 1998. Refinery and transportation cost of goods sold, repairs and maintenance, and other costs for the first quarter of 1999 were $3,207,792, $189,404, and $1,033,288 respectively. These costs were higher than the budgeted amount due to increased refining throughput.

      Oil and gas exploration expenses decreased $53,900, or 20.9% to $204,200 for the first quarter of 1999 when compared to the same period in 1998. This is primarily due to decreased personnel cost (staff cutting measures) of approximately $58,000, decreased lease rental cost of $20,000, decreased vehicle cost of $10,800, and increased geological and geophysical cost of $41,500.

      General and administrative expenses increased $453,800 to $666,900 for the three-month period ended March 31, 1999, when compared to the same period in 1998. The primary contributors are increased general and administrative cost of the refining transportation are $351,600, increased personnel cost of $51,000, increased professional cost of $31,800, and increased travel and entertainment cost of $13,400. Shareholder and investor services increased $40,700 due to increased financial public relations information dissemination within the investment community. Depreciation, depletion, and amortization increased for the three-month period ended March 31, 1999, by $56,900 to $213,700 when compared to the same period in 1998. Reduced basis in Foreland's oil properties resulted in a lower depletion calculations of $115,900 for the production depreciation, depletion and amortization while refining and transportation contributed $172,800 depreciation, depletion and amortization for the first quarter of 1998.

      Interest income decreased $17,700 to $29,200 for the three-month period ended March 31, 1999, when compared to the same period in 1998, primarily as a result of reduced cash available to be invested in short-term liquid assets. Interest expense increased $447,900 for the three-month period ended March 31, 1999 when compared to the same period in 1998. This is primarily due to an increase of in debt association with the $16.9 million financing completed in January 1998.


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



                          PART II.--OTHER INFORMATION
-------------------------------------------------------------------------------

                           ITEM 1.  LEGAL PROCEEDINGS


     In August 1998, Foreland acquired certain assets and operations from Petro Source Corporation, including the outstanding common stock of Petrosource Transportation, Inc. (n/k/a Foreland Transportation, Inc.) ("Transportation"). Transportation was a party to an equipment lease agreement with Semi Service, Inc. Transportation elected to exercise a purchase option contained in the lease to acquire the trailers covered by the lease. Semi Service, Inc., refused to allow Transportation to exercise that purchase option. During the first quarter of 1999, Transportation filed suit against Semi Service, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, alleging breach of contract and the covenant of good faith and fair dealing and seeking equitable relief and damages in an amount to be determined at trial. Semi Service has filed an answer and counterclaim alleging breach of contract and seeking damages in an amount to be determined at trial. There is no prediction of the outcome of this litigation.


               ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the first quarter of 1999, Foreland engaged an investment banker to assist it in identifying potential sources for an investment, strategic alliance, and/or a sale or merger of some or all of Foreland's lines of business. In connection with such engagement, Foreland issued to the investment banker 23,055 shares of Common Stock and granted the consultant warrants to purchase 30,000 shares of Common Stock at an exercise price of $1.08. These securities were issued without registration under the Securities Act in reliance on the exemption from registration and prospectus delivery requirements of the Securities Act provided in S 4(2) thereof.


                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Foreland is in default on its indebtedness of $12,575,279 due Energy Income Fund, L.P. Foreland did not make the first required monthly principal payment of $346,437 due May 1, 1999. Originally, monthly payments were due to commence in November 1998, but these payments were subsequently deferred. Additionally, Foreland is not in compliance with financial covenants under the loan related to minimum collateral-to-indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense ratios. EIF currently has the right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for the consideration of Foreland's shareholders during the first quarter of 1999.


                           ITEM 5.  OTHER INFORMATION

     None.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



          SEC
EXHIBIT REFERENCE
NUMBER   NUMBER     TITLE OF DOCUMENT                           LOCATION
------- ---------   ----------------------------------------  -----------
Item 10          Material Contracts
-----------------------------------
  10.30         10     Operating Agreement of Cowboy Asphalt      Incorporated
                        Terminal, LLC, between Crown Asphalt      by
                        Company, and Foreland Asphalt             Reference(1)
                        Corporation, dated as of January 12,
                        1999

  10.31         10     Second Amendment to Financing Agreement    Incorporated
                        between Foreland, Eagle Springs           by
                        Production Limited Liability Company,     Reference(1)
                        Foreland Refining Corporation, Foreland
                        Asset Corporation, Petrosource
                        Transportation, and Energy Income Fund,
                        L.P., dated as of February 4, 1999

  10.32         10     First Amendment to Registration Rights     Incorporated
                        Agreement between Energy Income Fund,     by
                        L.P., and Foreland, dated as of February Reference(1) 4, 1999

  10.33         10     First Amendment to Common Stock Purchase
                        Warrant dated January 6, 1998 (Warrant    Incorporated
                        No. 1), dated as of February 4, 1999      Reference(1)

  10.34         10     First Amendment to Common Stock Purchase   Incorporated
                        Warrant dated August 10, 1998 (Warrant    by
                        No. 2), dated as of February 4, 1999      Reference(1)

  10.35         10     Common Stock Issuance Agreement between    Incorporated
                        Energy Income Fund, L.P., and Foreland,   by
                        dated as of February 4, 1999              Reference(1)

  10.36         10     Security Agreement (relating to fixtures)  Incorporated
                        between Foreland Asphalt Corporation and  by
                        Energy Income Fund, L.P., dated as of     Reference(1)
                        February 4, 1999

  10.37         10     Pledge and Security Agreement (Cowboy      Incorporated
                        Asphalt Terminal, L.LC. membership        by
                        interests) from Foreland Asphalt          Reference(1)
                        Corporation to Energy Income Fund, L.P., dated as of February 4, 1999

  10.38         10     Letter/deferral/waiver/release agreement   Incorporated
                        dated April 14, 1999, between Energy      by
                        Income Fund, L.P. and Foreland            Reference(1)
                        Corporation and subsidiaries.

  27.01         27     Financial Data Schedule                    This Filing
----------------
(1) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1998.


(B)  REPORTS ON FORM 8-K.

     During the quarter ended March 31, 1999, Foreland filed no reports on Form 8-K.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FORELAND CORPORATION
                                    (Registrant)



Dated:  May 21, 1999               By /s/  N. Thomas Steele, President




Dated:  May 21, 1999               By /s/ Don W. Treece Controller
                                     (Chief Financial  Officer)