Form 10-Q
period 1999-06-30
FORELAND CORP
filed 1999-08-16
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999






                             FORELAND CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


               NEVADA                                  87-0422812
   -----------------------------                      ------------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                    Identification No.)



        143 UNION BOULEVARD
     SUITE 210, LAKEWOOD, COLORADO                       80228
 --------------------------------------               -------------
(Address of principal executive offices)               (Zip Code)


                                (303) 988-3122
             (Registrant's Telephone number, including area code)


                                NOT APPLICABLE
                 --------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)




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

      As of August 11, 1999, Foreland had outstanding 9,694,206 shares of its common stock, par value $0.001 per share.

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

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
ASSETS                                          JUNE 30, 1999    DEC. 31, 1998
Current assets:                                 -------------    -------------
   Cash and cash equivalents................... $   160,277       $ 1,849,782
   Accounts receivable - trade.................   3,158,347         2,771,085
   Inventory...................................   1,956,788         1,166,361
   Marketable securities.......................         -             700,000
   Prepaid expenses and other..................     342,234           164,921
                                                -----------       -----------
      Total current assets.....................   5,617,646         6,652,149

Property and equipment, at cost:
   Oil and gas properties, under the successful
    efforts method.............................   13,569,317       13,566,505
   Refineries and building.....................    6,733,879        4,845,472
   Transportation and other equipment..........   1,270,745         1,007,571
   Office furniture and equipment..............     412,598           419,317
   Construction in progress....................      34,003           367,509
                                                -----------       -----------
                                                 22,020,542        20,206,374
   Less accumulated depreciation, depletion,
    and amortization........................... (13,503,006)      (13,115,997)
                                                -----------       -----------

             Total property and equipment .....   8,517,536         7,090,377

Other assets:
   Debt issuance costs, net of accumulated amortization               546,516
   576,190
   Investment in Cowboy Asphalt Terminal.......     163,023           172,177
   Deposits and other..........................     171,110           151,794
                                                -----------       -----------
                 Total other assets............     880,649           900,161
                                                -----------       -----------
Total assets................................... $15,015,831       $14,642,687
                                                ===========       ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current maturities of long-term debt ,in default,
       net of discount of $910,605 in 1999
       and $1,219,786 in 1998.................. $  11,890,265     $11,168,213
   Current maturities of long term debt (refining)                     47,181
   -
   Line of credit facility.....................     542,958               -
   Accounts payable and accrued expenses.......   2,624,617         2,378,274
   Officers' salaries payable..................     453,884           434,813
   Accrued expenses and other debt.............   1,028,263         1,223,474
                                                -----------       -----------
         Total current liabilities.............  16,587,168        15,204,774

Long-term debt (refining),
 less current maturities.......................     608,965               -
Stockholders' Equity (Deficit):
   Preferred Stock, $0.001 par value, 5,000,000
    shares authorized; 524,243 shares issued
    and outstanding in 1998 (liquidation
    preference of $2,891,757), 524,243 shares
    issued and outstanding in 1999 (liquidation
    preference of $2,891,757)..................         524               524
   Common Stock, $0.001 par value, 50,000,000
    shares authorized; 9,694,206 and 9,673,191
    shares issued and outstanding,
    respectively...............................       9,694             9,673
   Additional paid-in capital..................  39,544,592        39,366,477
   Less note and stock subscriptions
    receivable.................................    (329,557)         (338,921)
   Accumulated deficit......................... (41,405,555)      (39,599,840)
                                                -----------       -----------
         Total stockholders' equity............  (2,180,302)         (562,087)
                                                -----------       -----------

Total liabilities and stockholders' equity..... $15,015,831       $14,642,687
                                                ===========       ===========


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                           ----------------------       ---------------------
                                  JUNE 30,                ENDED JUNE 30,
                           ----------------------       ---------------------
                              1999         1998           1999          1998
                           ----------    --------       --------      -------

REVENUES:
   Refining and
    transportation.........$ 6,989,384    $      -   $11,875,089    $      -
   Oil and gas sales ......         -       317,554           -       730,306
   Other income, net.......      3,150        1,045        5,756        1,104
                           -----------    ---------  -----------     --------
         Total revenues....  6,992,534      318,599   11,880,845      731,410

EXPENSES:
   Refining and transportation:
      Cost of goods sold...  5,210,890          -      8,398,133           -
      Repairs and maintenance  250,678          -        440,082           -
      Other................    401,213          -      1,434,615           -
   Oil production costs:
      Lease production and
       operations..........         -       270,968           -       520,126
      Enhanced recovery project     -       175,626           -       373,963
   Oil exploration costs:
      Dry hole, abandonment and
       impairment costs....   (209,796)     417,892     (209,796)     490,465
      Other................    214,618      218,222      418,796      476,267
   General and administrative costs:
      Shareholder-investor
       services............     15,809       30,361       97,130       70,979
      Stock-based compensation -
        employees..........         -         6,180           -        12,344
      Other................    646,792      162,855    1,313,724      369,894
   Depreciation, depletion, and
      amortization.........    199,737      222,502      413,400      379,280
                           -----------    ---------  -----------     --------
         Total expenses....  6,729,941    1,504,606   12,306,084    2,693,318
                           -----------    ---------  -----------     --------

OPERATING LOSS............ $   262,593  $(1,186,007) $  (425,239) $(1,961,908)

OTHER INCOME (EXPENSE)
   Gain (Loss) on sale of asset  5,751           -         5,751        3,460
   Interest income.........     12,146       35,064       41,333       81,988
   Interest expense........   (687,643)    (358,537)  (1,427,561)    (650,521)
                           -----------    ---------  -----------     --------
NET  LOSS ................. $ (407,153) $(1,509,480) $(1,805,716) $(2,526,981)



Preferred stock dividends:
   Accrued ................    (60,000)          -      (120,000)          -
   Imputed ................         -            -            -            -
                           -----------    ---------  -----------     --------

Net loss applicable to common
   shareholders............  $(467,153) $(1,509,480) $(1,925,716) $(2,526,981)
                           ===========  ===========  ===========  ===========

NET LOSS PER COMMON
   SHARE...................  $   (0.05) $     (0.18) $     (0.20) $     (0.30)
                           ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
    OF  COMMON SHARES
    OUTSTANDING............   9,696,000   8,538,600    9,689,300    8,508,800
                           ===========  ===========  ===========  ===========


       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       1999            1998
                                                    ------------   ------------
Cash flow from operating activities:
   Net loss....................................... $(1,805,716)   $(2,526,981)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
   Depreciation, depletion, and amortization......     413,400        379,279
   Dry hole, abandonment and impairment costs.....       3,997        490,465
   Issuance of stock for services.................      25,000         18,150
   Issuance of stock for interest.................     154,857            --
   Accrued note receivable interest income........     (13,279)       (12,912)
   Amortization of loan origination fee...........     309,200        326,063
   Forgiveness of debt for services...............      20,923         12,344
   Gain on sale of other properties...............      (5,751)        (3,460)
      Changes in operating assets and liabilities:
      (Increase) decrease in:
         Accounts receivable......................    (387,284)        97,647
         Inventory................................    (790,427)       (79,755)
         Prepaids and other.......................     522,708       (395,584)
      Increase (decrease) in:
         Accounts payable and accrued expenses....    (145,232)       138,770
         Salaries payable.........................      19,071         44,614
                                                     ---------      ---------
            Net cash used in operating activities.  (1,678,533)    (1,511,360)

Cash flows from investing activities:
   Capital expenditures for property and equipment  (1,619,764)    (2,512,329)
   Investment in Cowboy Asphalt Terminal..........      17,290            --
   Proceeds from sale of assets...................       9,556            --
   Purchase of other property.....................     (15,207)        (7,546)
                                                     ---------      ---------
         Net cash (used in) provided by
          investing activities....................  (1,611,957)    (2,519,875)

Cash flows from financing activities:
   Proceeds from exercise of warrants and options.         --          32,000
   Proceeds from borrowing long-term debt.........   1,619,764      5,925,279
   Payment of long-term debt......................      (7,807)      (652,681)
                                                     ---------      ---------
            Net cash provided by
             financing activities.................   1,611,957      5,308,598


Increase (decrease) in cash and cash equivalents..  (1,689,505)    (1,401,597)
Cash and cash equivalents, beginning of year......   1,849,782         40,631
                                                     ---------      ---------
Cash and cash equivalents, end of period..........  $  160,277     $1,317,994
                                                    ==========     ==========
Supplemental disclosures of cash flow information:

   Cash paid for interest.........................  $  590,901      $ 306,804
                                                    ==========     ==========
   Non-cash investing and financing activities....  $   13,279      $  12,912
                                                    ==========     ==========



       See accompanying notes to these consolidated financial statements.

                     FORELAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    OIL AND GAS PROPERTIES:

      With Foreland's continuous leasing program since 1986, it has established what management believes is one of the best property positions in Nevada. Foreland's leasing program is coordinated with prospect generation and exploration results. As areas of interest are identified, Foreland attempts to acquire leases or other exploration rights on what preliminarily appears to be the most promising prospect areas in order to establish a preemptive lease position prior to generating a specific drilling prospect. As specific prospect evaluation advances, Foreland may seek leases on additional areas or relinquish leases on areas that appear less promising, thereby reducing leasehold cost. Foreland currently has approximately 143,500 gross acres under lease.


2.   ISSUANCE OF SECURITIES, COMMON STOCK OPTIONS, AND PURCHASE WARRANTS:

      During the first quarter of 1999, Foreland engaged an investment banker to assist in identifying potential sources for an investment, strategic alliance, and/or sale or merger of some or all of Foreland's lines of business. In connection with such engagement, Foreland issued to the investment banker
23,055 shares of Common Stock and granted the consultant warrants to purchase 30,000 shares of Common Stock at an exercise price of $1.08.


3.    LONG TERM DEBT:

     Foreland entered into a financing arrangement with Energy Income Fund L.P. ("EIF") in January 1998, which was amended in August 1998 and February 1999. Amounts due under the financing arrangement are collateralized by substantially all of Foreland's property and equipment, excluding its database and nonproducing properties and Foreland Refining's accounts receivable and inventory, and Foreland is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. Through June 30, 1999, Foreland had drawn $12,575,279 under the financing arrangement, and further loan commitments are now terminated.

     Foreland did not commence required principal amortization payments in November 1998 and was not in compliance with certain financial covenants relating to minimum collateral-to-indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense ratios. Ultimately, EIF agreed to reschedule the principal amortization payments to commence May 1, 1999, and extend certain financial covenants and
waive its exercise of remedies upon default until May 15, 1999.   Foreland did
not make the first required monthly payment of principal on May 1, 1999, and has not yet commenced such payments. Presently, Foreland does not have the ability to comply with the amended financial covenants and ratios. In addition, Foreland has not been able to pay the entire interest payments due EIF on the loan but has continued to make partial interest payments of approximately $50,000 each month while Foreland investigates refinancing, merger, and acquisition opportunities. The amount of unpaid interest has been accrued and is included in current liabilities. As a result of the foregoing, the entire balance due EIF is included in current liabilities in Foreland's financial statements. Despite this presentation, management continues to negotiate a payment plan with EIF and is hopeful that EIF will continue to make concessions to prevent acceleration of the entire principal balance and the exercise of EIF's remedies upon default.

     During the first quarter of 1999, Foreland Refining entered into a line-of-credit agreement with a bank. The line provides for borrowings up to $2,000,000, has an interest rate of 8.75%, and has a maturity date of February 15, 2000. Borrowings under the line-of-credit are collateralized by accounts receivable and inventories of Foreland Refining.


4.    RELATED PARTY TRANSACTIONS:

      Foreland owed $418,111 in salaries and interest to two current officers and directors, and a former officer and director, at June 30, 1999. Foreland also had outstanding loans to one current officer and director and two former officers and directors in the amount of $329,560 as of such date.

      Commencing the second quarter of 1999, Messrs. N. Thomas Steele and Bruce
C. Decker agreed to reduce their compensation by approximately 30% while Foreland continues to investigate financing alternatives


5.    INCOME TAXES:

      Foreland adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1993. Financial statements of prior years have not been restated to apply the new method retroactively. The change in accounting method had no effect on the net loss for 1993 or prior years.

      Foreland has had no taxable income under federal and state tax laws due to operating losses since its inception; therefore, no provision for income taxes has been made. At December 31, 1998, Foreland had unused net operating loss carry-forwards of approximately $43 million. This carry-forward expires in varying amounts from 1999 to 2018. A portion of this net operating loss carry-forward may be subject to reduction or limitation of use as a result of changes in ownership or certain consolidated return filing regulations.

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

      In July 1999 three owners of the 1995 Preferred Stock converted their 87,000 preferred shares to 29,000 shares of the Company's Common Stock.

      In July 1999 the Company was notified by the Nasdaq Stock Market that Foreland is not in compliance with the rules that require standards for net tangible assets, market capitalization, and net income requirements for continued listing on The Nasdaq SmallCap Market. Foreland has been granted a hearing on September 9, 1999 by the Nasdaq Stock Market to consider the request for an extension of time within which to satisfy the maintenance requirements.

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

      Presented below is a summary of results of operations for each segment for the year ended June 30, 1999.

                                         Refining
                            Oil & Gas    and Trans- Consolidation
                             Producing   portation      Entries   Consolidated
                            ----------   ---------  ------------- ------------
Revenues:
   External customers......  $     -    $11,880,845  $      -     $11,880,845
   Inter-segment...........   613,290            -    (613,290)            -
   Interest Income.........    19,751        21,582         -          41,333
                             --------   -----------   --------    -----------
         Total revenues....   633,041    11,902,427   (613,290)    11,922,178

Costs and expenses:
   Refinery/transport cost
    of goods...............       -       8,615,684   (217,551)    8,398,133
   Repairs and maintenance.       -         440,082         -        440,082
   Other...................       -       1,434,615         -      1,434,615
   Oil and gas production..   395,739          -      (395,739)           -
   Oil and gas exploration.   418,796          -            -        418,796
   General and
    administrative.........   726,456       684,398         -       1,410,854
   Dry hole costs..........  (209,796)         -            -        (209,796)
   Depreciation, depletion, and
      amortization.........    51,480       361,920         -         413,400
   Interest and other, net. 1,087,028       334,782         -       1,421,810
                            ---------   -----------   --------    -----------
         Total expenses....$2,469,703   $11,871,481  $(613,290)   $13,727,894
                           ==========   ===========  =========    ===========

         Net Income(Loss).$(1,836,662)  $    30,946  $      -     $(1,805,716)
                           ==========   ===========  =========    ===========


Total assets for each segment
 as of June 30, 1999
 are as follows:...........$2,458,903   $12,298,712  $(258,216)   $15,015,831
                           ==========   ===========  =========    ===========




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

                      Pro Forma
             --------------------------
               Quantity    Standardized
Oil Price        (bbls)       Measure
             -----------  -------------

$   9.75     1,716,000    $2,198,000
$  12.50     2,039,000    $4,126,000

As of June 30, 1999, applicable oil prices were approximately $14.16 per barrel.



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

OVERVIEW

      This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in Foreland's annual report on Form 10-K for the year ended December 31, 1998, and quarterly report on Form 10-Q for the quarter ended March 31, 1999.

      Since its organization in June 1985, Foreland has been engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. In an effort to increase the financial return to Foreland from its crude oil production and expand its operations, Foreland acquired the Eagle Spring Refinery and Tonopah Refinery assets and trucking fleet from Petro Source in August 1998 and began crude oil refining and marketing of petroleum products. Foreland has entered into agreement to refine all of the crude oil presently produced in Nevada and is seeking additional sources of throughput for its refineries. In May 1999, Foreland completed construction and initiated operation of a roofing asphalt plant near Salt Lake City, Utah. This plant will process premium quality asphalt from Foreland's refineries in Nevada.

      Foreland's production from the Eagle Springs, Ghost Ranch, Kate Springs and Sand Dune fields in Nevada comprises approximately one fifth of the throughput currently refined by Foreland.

     Through 1996, Foreland funded its exploration program principally from the sale of common and preferred stock. In November 1996, Foreland established a bank credit facility, now repaid. In early 1998, Foreland entered into a financing arrangement with Energy Income Fund, L.P. ("EIF") to fund certain activities. Through June 30, 1999, Foreland borrowed approximately $12.6 million from EIF and further loan commitments have now been terminated. Foreland is now in default on the EIF loan, which is classified as a short-term liability on Foreland's financial statements as of December 31, 1998 and June 30, 1999.

     In 1999, Foreland Refining Corporation, a subsidiary of Foreland, established a line of credit with a bank for $2,000,000 at 8.75% which is collateralized by accounts receivable and inventory.

FORELAND'S CURRENT PRECARIOUS FINANCIAL CONDITION

     FORELAND IS SUFFERING FROM EXTREME SHORTAGES OF WORKING CAPITAL, DEFAULTS
ON MAJOR INDEBTEDNESS AND DUE OR PAST DUE CURRENT LIABILITIES AND THE NEED FOR
SUBSTANTIAL AMOUNTS OF ADDITIONAL INVESTMENT, STRATEGIC ALLIANCES, OR A SALE,
MERGER, OR REORGANIZATION INVOLVING ALL OR PORTIONS OF ITS BUSINESS AND
OPERATIONS.

--FORELAND HAD A WORKING CAPITAL DEFICIT OF $11.8 MILLION (DISREGARDING
  $910,000 IN NON-CASH ACCRUED DISCOUNT FOR DEBT ISSUANCE) AS OF JUNE 30, 1999,
  AND FACES EXTREME WORKING CAPITAL REQUIREMENTS.    Based on current oil
  production and prices, refinery throughput, and finished goods sales and margins, Foreland does not generate sufficient revenues to satisfy its cash requirements for general and administrative expenses, dividends on preferred stock, interest and principal payments on debt, and other payments to trade creditors and others respecting approximately $16.0 million in short-term liabilities as of June 30, 1999, including $12.6 million resulting from reclassification of Foreland's long-term debt arrangement with EIF.
  Approximately $805,000 in trade accounts payable relating primarily to exploration costs incurred by the oil and gas production segment are over 90 days past due, and Foreland expects that such trade creditors will continue to intensify their collection efforts if adequate partial payment or forbearance arrangements are not agreed to.  Similarly, Foreland has insufficient cash to undertake material oil and gas exploration on its own.

--FORELAND HAS INSUFFICIENT CASH TO PAY $12.6 MILLION IN SECURED INDEBTEDNESS.
  Foreland has not yet commenced monthly principal payment of $347,437 due initially on May 1, 1999, on $12.6 million indebtedness due EIF, did not make earlier payments that were subsequently deferred, and has not been in compliance with certain financial covenants relating to minimum collateral to indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense percentages. In the second quarter of 1999 Foreland was not able to pay all the interest that was accruing on the EIF debt. The unpaid interest has been accrued and is reflected  with the note payable to EIF as current maturities. All of
  Foreland's assets and operations used in its refinery, transportation and marketing activities and its producing properties are encumbered as security for this obligation.  Foreland has implemented cost cutting measures and is seeking to restructure its resources in order to be able to commence principal payments and comply with the financial covenants, but Foreland cannot assure it will be able to do so. EIF currently has the legal right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets, except for database and
  nonproducing properties and Foreland   Refining's accounts receivable and
  inventory.  There can be no assurance that EIF will agree to any further extensions or modifications or continue to forbear from exercising its remedies.

--FORELAND'S AUDIT REPORT FOR THE YEAR ENDED DECEMBER 31, 1998, CONTAINS A
  GOING CONCERN EXPLANATORY PARAGRAPH. Foreland's independent auditor's report on the December 31, 1998, financial statements, as for preceding fiscal years, contains an explanatory paragraph which indicates there is substantial doubt as to Foreland's ability to continue as a going concern. As of June 30, 1999, Foreland had a working capital deficit of $11.8 million (disregarding the $910,000 non-cash accrued discount for debt issuance) and an accumulated deficit of $41.4 million since its inception in 1985. Foreland had losses of $13.9 million for the year ended December 31, 1998, and $1.8 million for the first half of 1999, and expects its losses to continue. Foreland is delinquent in payments to trade creditors and others. There can be no assurance that Foreland's efforts to obtain forbearance from EIF, trade creditors, or others; implement cost cutting measures; severely restrict activities; or take other measures will enable Foreland to continue.

--FORELAND WILL NEED ADDITIONAL INVESTMENT, STRATEGIC ALLIANCE OR SALE/MERGER.
  In order for Foreland to continue, it will need to capitalize on its market position, technical capabilities, management, assets and identified business opportunities by either raising additional capital, creating a strategic alliance with another company, or selling or merging some or all of its lines of business. Foreland has engaged an investment banker to assist in these efforts.

LIQUIDITY AND CAPITAL RESOURCES

     Foreland's operations during the first six months of 1999 used cash of $1,759,900 when Foreland reported a net loss from operations of $1,805,700.
Non-cash charges against Foreland's revenues included $413,400 in depreciation, depletion, and amortization, $154,900 of stock issued for interest expense, and $227,900 in amortization of debt discount and issuance costs. Changes in working capital components (current assets and current liabilities) used $781,200 in cash. Operating activities used approximately $248,500 more cash than the corresponding period in 1998.

     During the second quarter of 1999, investing activities used net cash of $1,622,900 due to $1,634,600 in additions to refineries , transportation and oil and gas properties, principally related to the construction of Foreland's roofing asphalt plant near Salt Lake City, Utah. During the corresponding period in 1998, investing activities used net cash of $2,519,800 for additions to plant and equipment and other property.

     Financing activities provided $1,693,300 during the second quarter of 1999, consisting of $543,000 of borrowing against a line of credit, $656,100 debt associated with the purchase of the Cowboy Asphalt Terminal, $200,000 borrowing from EIF and $227,900 in unpaid interest. During the corresponding period in 1998 financing activities provided $5,308,600, consisting primarily of borrowing and refinancing of the existing bank debt.

     In January 1998, Foreland completed the debt financing arrangement with EIF, which was subsequently amended in August 1998 and February 1999. To date, Foreland has drawn an aggregate of $12,575,300 under this facility to fund most of its cash requirements, including the purchase of the refinery and transportation assets from Petro Source. Amounts due under the financing arrangement are collateralized by oil and gas properties and Foreland is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding.

     Foreland  made monthly interest payments during the first quarter of 1999, however during the second quarter of 1999 the Company made only partial payment of the interest that was due. The remaining interest has been accrued and is reflected in the current maturities of long-term debt. Foreland has not commenced monthly principal amortization payments (originally scheduled to begin in November 1998 and deferred to May 1999).  Additionally, Foreland is not in compliance with certain financial covenants relating to minimum cash flow, equity requirements, current ratio, debt service ratio, and general
administrative expense percentages.   Foreland has implemented cost cutting
measures and is restructuring its resources in order to commence the required principal payments and comply with the financial covenants, but there is no assurance it will be able to do so. EIF presently has the legal right to implement its remedies on default, initiate foreclosure and seek to take possession of substantially all of Foreland's assets.  There can be no assurance that EIF will agree to any further extensions or modifications or continue to forbear from exercising its remedies.  It may be impossible for Foreland to continue if EIF were to foreclose on essentially all of Foreland's oil producing, refining, and transportation assets.

     Foreland requires cash for payments on indebtedness, general and administrative expenses, maintaining its properties, and other items that are required in order for Foreland to continue, as distinguished from costs to advance its ongoing exploration program in Nevada. Based on August 1999 production levels and prices and Foreland's current operating capital, Foreland is not able to meet cash requirements for fixed and recurring operating costs, including principal and interest payments to EIF and payments to other creditors. Foreland does not have sufficient capital to undertake further exploration activities. Foreland has implemented certain cost-cutting measures, consolidated its administrative operations to its Woods Cross, Utah, facility, and reduced its Colorado workforce by over half, and is in the process of attempting to sublease a portion of its facilities to reduce operating costs.
There can be no assurance that any such measures will be successful to reduce operating costs sufficiently to allow Foreland to continue.

      As of June 30, 1999, Foreland had a working capital deficit of $11.8 million (disregarding $910,000 treated as an accrued discount for debt issuance), as compared to a deficit of $500,000 for the same period in 1998.
Included in such is the $12.6 million indebtedness classified as a current liability due to Foreland's default on such indebtedness.


RESULTS OF OPERATIONS   (SEE NOTE 7, REPORTING BY SEGMENTS)
REFINING & TRANSPORTATION ACTIVITIES

       Three months Ended June 30, 1999 and 1999 Budget

       For the three months ending June 30, 1999,  refined product and transportation revenues were $6,991,800,  based on sales volume of 273,800
barrels.    Since this business was purchased in August 1998,  there is no
comparable data for the same period in 1998.    Revenue for the three months
ended June 30, 1999, was 1%, or $72,179, less than budgeted.  This level of revenue represents a 43%, or $2,103,500, increase over first quarter revenue of
$4,888,300 based on sales volume of 250,300 barrels.    The increase in sales
volume, 23,500 barrels, is attributable to seasonal increase in demand.   While
more volume was sold in the second quarter,  most of the revenue increase is a result of higher crude oil and finished product prices.

       Costs of sales for the three months ended June 30, 1999, were $5,063,400, which represents an increase of 42%, or $1,511,000,  over the $3,552,400
experienced in the first quarter.   This is primarily due to higher crude oil
prices.  Compared to anticipated cost of sales of $4,591,000, actual costs for the second quarter were favorable by 10% or $472,400, primarily due to the delay in commencing roofing plant  operations.  In May 1999, a marketing agreement was executed with Owens-Corning, an asphalt and building products company.  As a result, the roofing operating group should approach expected performance levels in the third quarter.

      Operating expenses for the three months ended June 30, 1999, were
$996,500, which represents an increase of 13%, or $118,400, over the $878,100
experienced in the first quarter.   This is primarily due to higher fuel costs
at both refineries and roofing plant operating expense. Actual expenses for the second quarter were 27% less than expected, attributable principally to the
delay in commencing roofing operations.   Additionally, the Tonopah refinery and
Transportation operating groups experienced less cost than budgeted.

      General and administrative expenses for the three months ended June 30, 1999, were $332,800, which represents a decrease of 5%, or $18,700, under the $351,500 experienced in the first quarter. The primary sources of this decrease were a reduction in contract help and professional services. Actual expenses for the second quarter were less than budgeted general and administrative expense by 11%, or $43,200, due principally to the delay in commencing roofing operations.

      Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is
a measure of cash flow generated by this business.   During the three months
ended June 30, 1999, EBITDA was $599,000, which represents an increase of 463%, or $492,700, over the $106,300 experienced in the first quarter. Better gross margins at both refineries were the primary sources of this increase. Compared to budgeted EBITDA of $739,400, actual results were unfavorable by 19% or
$140,400. Most of the variance is attributable to the delay in commencing roofing operations.

      Depreciation for the three months ended June 30, 1999, was $189,000, which represents an increase of  9%, or $16,200, over the $172,800 experienced in the first quarter.  The primary source of this increase was the depreciation associated with the exercise of a purchase option for 15 highway transport trucks. Compared to budgeted depreciation of $161,300, actual results were
unfavorable 17%, or $27,700.   The variance is attributable to the purchase of
the above referenced trucks.

     Interest expense for the three months ended June 30, 1999, was $166,000, which represents an increase of 13%, or $19,000, over the $147,000 experienced
in the first quarter.   The primary sources of this increase were payments to a
bank for borrowing on the line of credit and interest associated with the purchase of land in the Cowboy Asphalt Terminal.

     Six months Ended June 30, 1999 and 1999 Budget

     For the six months ending June 30, 1999,  refined product and transportation revenues were $11,902,400, on sales volume of 524,100 barrels.
Since this business was purchased in August 1998,  there is no comparable data
for the same period in 1998.    Revenue for the six months ended June 30, 1999,
was 8%, or $932,400, more than budgeted revenue of $10,970,000. Based on
expected sales volume of 510,000 barrels.    The 14,100 barrels increase in
sales volume, is attributable to seasonal increase in demand.   While more
volume was sold than budgeted,  most of the revenue increase is a result of higher crude oil and finished product prices.

     Costs of sales for the six months ended June 30, 1999, were $8,615,700, which represents an increase of 18%, or $1,309,000, over the budgeted amount, primarily due to higher crude oil prices..

      Operating expenses for the six months ended June 30, 1999, were $1,874,700 which represents a decrease of 24%, or $576,200, less than anticipated cost of
$2,450,900 expected for this period.    Most the favorable variance is
attributable to the delay in commencing roofing operations.   Additionally, the
Tonopah refinery and transportation operating groups experienced less cost than expected.

      General and administrative expenses for the six months ended June 30,
1999, were $684,400, which represents a decrease of 9%, or $67,600, under the
$752,000 expected for this period.    Most of the variance is attributable to
the delay in commencing roofing operations.

     During the six months ended June 30, 1999, EBITDA was $727,000, which represents an increase of 58%, or $265,700, over the $461,300 expected for this
period.   Better gross margins at both refineries were the primary sources of this increase.  Better than anticipated transportation activity in the first quarter also contributed to this variance.

     Depreciation for this period was $362,000, which represents an increase of 12%, or $39,400, over the $322,600 expected for this period. The primary source of this increase was the depreciation associated with the exercise of a purchase option for 15 highway transport trucks.

     Interest expense for this period was $344,800, which represents an increase
of 7%, or $22,300, over the $312,500 expected for this period.   The primary
sources of this increase were payments to a bank for borrowing on the line of credit and interest associated with the purchase of land in the Cowboy Asphalt
Terminal.

EXPLORATION AND PRODUCTION ACTIVITIES

      Three Months Ended June 30, 1999 and 1998

      For the second quarter ended June 30, 1999, oil sales increased 21.8% to $386,700 as compared to $317,600 in the same period in 1998. The increase in the second quarter of 1999 was the result of a 4.8% increase in barrels sold and a 27.4% increase in price as compared to the same period in 1998.

      The Company's production expenses for the second quarter of 1999 decreased $229,800, or 48.3%, to $214,600, with the discontinuance of the Eagle
Springs field's enhanced oil recovery project expenses contributing $173,400 of the decrease, and a reduction of field personnel also contributing to the decrease.


      Oil and gas exploration expenses increased $3,600, or 1.7%, to $214,600 for the second quarter of 1999 when compared to the same period in 1998. Dry hole, abandonment, and impairment costs were a credit of $209,800, primarily due to reduced cost attributable to a settlement with a vendor.

      General and administrative expenses increased $149,800 to $312,700 for the three-months ended June 30, 1999, when compared to the same period in 1998.  The
primary contributors were increases of   $79,100 in personnel cost associated
with the severance of six employees in the Denver office, $26,500 in professional fees, $13,100 in travel costs, and $12,500 office supplies.
Shareholder and investor services increased $33,100 due to a increase in financial public relations and information dissemination within the investment community.  Depreciation, depletion, and amortization decreased for the three-
months ended June 30, 1999, by $40.800 to $10,600 primarily as a result of a decrease in depreciable capitalized costs.


      Interest income decreased $27,700 to $7,400 for the second quarter 1999, when compared to the same period in 1998. Interest expense increased $151,500 to $511,800, primarily due to interest on outstanding long-term debt, of which $182,000 was non-cash amortized issuance costs associated with the debt financing.

     Six Months Ended June 30, 1999 and 1998

     For the six months ending June 30, 1999, oil sales decreased 16.0% to $613,300 as compared to $730,300 in the same period in 1998, attributable to decreased production. This decrease in the first six months of 1999 was the result of a 20.2% decrease in barrels sold and a 2.4% decrease in price as compared to the same six months in 1998.

      The Company's production expenses for the first six months of 1999 decreased $472,800, or 53.0%, to $418,900, with the discontinuance of the Eagle
Springs field's enhanced oil recovery project expenses contributing $374,700 of the decrease, a reduction of field personnel and lower workover cost also contributing to the decrease.

      Oil and gas exploration expenses decreased $57,500, or 13.7%, to $418,800 for the first and second quarters of 1999 when compared to the same period in 1998. This is primarily due to decreased personnel cost of approximately
$40,300, increased office rental of $11,500, decreased vehicle cost of $21,300, decreased lease rental cost of $24,900, and increased geological and geophysical cost of $33,300.

      General and administrative expenses increased $259,400 to $629,300 for the six months ended June 30, 1999, when compared to the same period in 1998. The primary contributors were increases of $79,100 in personnel cost associated with the severance of six employees in the Denver office, 11,600 in office rental , $26,500 in professional fees, $12,500 office supplies and $13,400 in travel costs. Shareholder and investor services increased $33,100 due to a increase in financial public relations and information dissemination within the investment community. Depreciation, depletion, and amortization decreased for the six months ended June 30, 1999, by $327,800 to $51,500 primarily as a result of a decrease in depreciable capitalized cost.


      Interest income decreased $62,200 to $19,800 for the first six months of 1999, when compared to the same period in 1998. Interest expense increased
$436,500 to $1,087,000, primarily due to interest on outstanding long-term debt, of which $309,200 was non-cash amortized issuance cost associated with the debt financing.



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

     Foreland uses computers principally for processing and analyzing geological and geophysical data, map-making, and administrative functions, including word-processing, accounting, electronic mail and other applications. Its refining operations principally do not use computer systems. Foreland has implemented an ongoing program to ensure that its computer systems are year 2000 compliant.
Foreland has contacted its vendors, which have represented that the systems and software used by Foreland are year 2000 compliant. Foreland will also require future vendors to make such representation. There can be no assurance that such programs are actually year 2000 compliant. Foreland also interacts with the computer systems of others. There can be no assurance that such computer systems are year 2000 compliant.

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

     Foreland was previously notified by the vendor of its accounting software that the software was not year 2000 compliant and that there was a problem that caused it to generate errors in the general ledger. The vendor has since shipped to Foreland its software that it represents to be year 2000 compliant.
Foreland has installed the software.


                          PART II.--OTHER INFORMATION

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

     Subsequent to June 30, 1999, two trade creditors initiated actions against Foreland seeking collection of an aggregate of approximately $50,000 plus costs, fees, and interest. Foreland intends to assert available defenses or seek extended payments terms for amounts claimed.


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



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for the consideration of Foreland's shareholders during the second quarter of 1999.

                        ITEM 5.  OTHER INFORMATION

      None.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.


ITEM 10.  MATERIAL CONTRACTS

  10.01         10     Letter/deferral/waiver/release agreement   Incorporated
                        dated April 14, 1999, between Energy      by
                        Income Fund, L.P. and Foreland            Reference(1)
                        Corporation and subsidiaries.

ITEM 27. FINANCIAL DATA SCHEDULE

  27.01         27     Financial Data Schedule                    This Filing


(1)Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1998.


(B)  REPORTS ON FORM 8-K.

     During the quarter ended March 31, 1999, Foreland filed no reports on Form
8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FORELAND CORPORATION
                                       (Registrant)



Dated:  August 16, 1999          By: /s/ N. Thomas Steele,
                                          President




Dated:  August 16, 1999          By: /s/ Bruce C. Decker,
                                        Chief Financial Officer










