Form 10-Q
period 1999-09-30
FORELAND CORP
filed 1999-11-19
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999






                             FORELAND CORPORATION
            (Exact name of registrant as specified in its charter)


               Nevada                                  87-0422812
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                     Identification No.)



   143 Union Boulevard, Suite 210
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

     As of November 11, 1999, Foreland had outstanding 9,723,206 shares of its common stock, par value $0.001 per share.

                                     PART I
                             FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                         ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

     The financial statements  do not reflect  Foreland's agreement on  November
15,  1999,  to   surrender  voluntarily  the   assets  securing  its   principal
indebtedness.

                     FORELAND CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS                                         Sept 30, 1999      Dec 31, 1998
                                               -------------      ------------
Current assets:
   Cash and cash equivalents                   $   584,657        $  1,849,782
   Accounts receivable - trade (net of
     reserves)                                   2,914,147           2,771,085
   Inventory                                     1,750,750           1,166,361
   Marketable securities                                 -             700,000
   Prepaid expenses and other                      399,960             164,921
                                               -----------        ------------
         Total current assets                    5,649,514           6,652,149

Property and equipment, at cost:
   Oil and gas properties, under the
     successful efforts method                  13,574,841          13,566,505
   Refineries and building                       6,733,879           4,845,472
   Transportation and other equipment            1,304,745           1,007,571
   Office furniture and equipment                  398,554             419,317
   Construction in progress                         34,003             367,509
                                               -----------        ------------
                                                22,046,022          20,206,374
   Less accumulated depreciation,
     depletion, and amortization               (13,728,816)        (13,115,997)
                                               -----------        ------------
         Total property and equipment            8,317,206           7,090,377

Other assets:
   Debt issuance costs, net of
     accumulated amortization                      479,237             576,190
   Investment in Cowboy Asphalt Terminal           163,023             172,177
   Deposits and other                              364,673             151,794
                                               -----------        ------------
         Total other assets                      1,006,933             900,161
                                               -----------        ------------

Total assets                                  $ 14,973,653        $ 14,642,687



LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Current maturities of long-term
     debt, in default, net of discount
     of $772,870 in 1999 and
     $1,219,786 in 1998                       $ 12,360,885        $ 11,168,213
   Current maturities of long term debt
     (refining)                                     48,251                   -
   Line of credit facility                               -                   -
   Accounts payable and accrued expenses         2,882,053           2,378,274
   Officers' salaries payable                      428,651             434,813
   Accrued expenses and other debt               1,216,331           1,223,474
                                               -----------        ------------
         Total current liabilities              16,936,171          15,204,774

Long-term debt (refining), less
  current maturities                               600,558                   -
Stockholders' Equity (Deficit):
   Preferred Stock, $0001 par value,
      5,000,000 shares authorized;
      524,243 shares issued and  outstanding
      in 1998 (liquidation preference of
      $2,891,757), 437,243 shares issued and
      outstanding in 1999 (liquidation
      preference of  $2,940,843)                       437                 524
   Common Stock, $0001 par value,
      50,000,000 shares authorized;9,723,206
      and 9,673,191 shares issued and
      outstanding, respectively                      9,723               9,673
   Additional paid-in capital                   39,625,574          39,366,477
   Less note and stock subscriptions
   receivable                                     (336,435)           (338,921)
   Accumulated deficit                         (41,862,375)        (39,599,840)
                                               -----------        ------------
         Total stockholders' equity             (2,563,076)           (562,087)

Total liabilities and stockholders'
equity                                        $ 14,973,653        $ 14,642,687
                                              =============       ============

              See accompanying notes to these consolidated financial
                                     statements

                               FORELAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                          --------------------------    -----------------------------
                                             1999            1998          1999               1998
                                          ----------     -----------    ------------     ------------
REVENUES:
   Refining and transportation            $8,425,018     $ 4,204,027    $ 20,300,107     $  4,204,027
   Oil and gas sales                               -         346,906               -        1,077,212
   Other income, net                           7,063             393          12,819            1,497
                                          ----------     -----------    ------------     ------------
             Total revenues                8,432,081       4,551,326      20,312,926        5,282,736

EXPENSES:
   Refinery and transportation
      Cost of goods sold                   6,160,235       3,054,757      14,558,368        3,054,757
      Repairs and maintenance                234,542               -         674,624                -
      Other                                  856,564         557,960       2,291,179          557,960
   Oil production costs:
      Lease production and operations              -         186,806               -          706,932
      Enhanced oil recovery project                -         151,610               -          525,573
   Oil exploration costs:
      Dry hole, abandonment and
        impairment costs                     (12,404)        672,805        (222,200)       1,163,270
      Other                                  113,469         238,912         532,265          715,179
   General and administrative
   costs:
      Shareholder-investor services           63,527          33,811         160,657          104,790
      Stock-based compensation -
        Employees                                  -           6,180               -           18,524
        Other                                497,631         312,668       1,811,355          682,562
   Depreciation, depletion, and
        amortization                         239,852         416,113         653,252          795,393
                                          ----------     -----------    ------------     ------------
             Total expenses                8,153,416       5,631,622      20,459,500        8,324,940
                                          ----------     -----------    ------------     ------------

OPERATING INCOME (LOSS)                   $  278,665     $(1,080,296)    $  (146,574)    $ (3,042,204)


OTHER INCOME (EXPENSE)
   Gain (Loss) on sale of asset                    -          11,723           5,751           15,183
   Interest income                            10,193          18,037          51,526          100,025
   Interest expense                         (745,677)       (421,970)     (2,173,238)      (1,072,491)
                                          ----------     -----------    ------------     ------------

NET LOSS                                  $ (456,819)    $(1,472,506)   $ (2,262,535)    $ (3,999,487)

Preferred stock dividends:
   Accrued                                   (60,000)              -        (180,000)               -
   Imputed                                         -               -               -                -
                                          ----------     -----------    ------------     ------------

Net loss applicable to
  common shareholders                     $ (516,819)    $(1,472,506)   $ (2,442,535)    $ (3,999,487)
                                          ----------     -----------    ------------     ------------

NET LOSS PER COMMON SHARE                 $    (0.05)    $     (0.16)   $      (0.25)    $      (0.46)
                                          ==========     ===========    ============     ============


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING               9,721,300       9,019,000       9,700,000        8,680,700
                                          ==========     ===========    ============     ============

            See accompanying notes to these consolidated financial statements

                                  FORELAND CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                       1999               1998
                                                   ------------       ------------
Cash flow from operating
activities:
   Net loss                                        $ (2,262,535)      $ (3,999,487)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation, depletion, and amortization            653,252            795,393
   Dry hole, abandonment and impairment costs             4,177          1,163,270
   Issuance of stock for services                        25,000             18,150
   Issuance of stock for interest                       235,781                  -
   Accrued note receivable interest income              (20,158)           (19,652)
   Amortization of loan origination fee                 446,926            477,603
   Forgiveness of debt for services                      20,923             18,524
   Gain on sale of other properties                      (5,751)           (15,183)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                            (158,062)          (488,608)
        Bad debt reserve                                 15,000                  -
        Inventory                                      (584,389)           414,398
        Prepaids and other                              464,961           (457,018)
     Increase (decrease) in:
        Accounts payable and accrued expenses           230,865            757,138
        Salaries payable                                 30,849             54,155
                                                   ------------       ------------
           Net cash used in operating activities       (903,161)        (1,281,317)


Cash flows from investing activities:
   Capital expenditures for property and
      equipment                                      (1,872,277)        (3,983,013)
   Investment in Cowboy Asphalt Terminal                 17,290                  -
   Proceeds from sale of assets                           9,556             23,250
   Other Assets                                          88,912            (92,386)
                                                   ------------       ------------
           Net cash (used in) provided by
              investing activities                   (1,756,519)        (4,052,149)

Cash flows from financial activities:
   Proceeds from exercise of warrants and
     options                                                  -             32,000
   Proceeds from borrowing long-term debt             1,403,166          7,375,279
   Payment of long-term debt                             (8,611)          (679,384)
                                                   ------------       ------------
           Net cash provided by financing
               activities                             1,394,555          6,727,895
                                                   ------------       ------------

Increase (decrease) in cash and cash equivalents     (1,265,125)         1,394,429
Cash and cash equivalents, beginning of year          1,849,782             40,631
                                                   ------------       ------------
Cash and cash equivalents, end of period           $    584,657       $  1,435,060
                                                   ============       ============

Supplemental disclosures of cash
flow information:
   Cash paid for interest                          $    572,903       $    306,804
                                                   ============       ============
   Non-cash investing and financing activities     $     20,158       $     19,652
                                                   ============       ============


             See accompanying notes to these consolidated financial
                                      statements.

1.   OIL AND GAS PROPERTIES:

     Foreland Corporation was incorporated under the laws of the state of Nevada in 1985 to engage in oil exploration, development, and production. Since August 1998, Foreland has been engaged in refining and transportation operations utilizing assets and equipment acquired from a third-party. The acquisition of such assets was financed through a credit facility with Energy Income Fund, L.P. ("EIF"). Since the fourth quarter of 1998, Foreland has been in default on the terms of such indebtedness. On October 15, 1999, Foreland agreed to surrender voluntarily the assets securing its principal indebtedness, which assets consisted substantially of all of Foreland's operating assets.

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

3.   LONG TERM DEBT:

     Foreland entered into a financing arrangement with "EIF" in January 1998, which was amended in August 1998 and February 1999. Through September 30, 1999, Foreland had drawn $12,575,279 under the financing arrangement and further loan commitments are now terminated.

     Foreland has not made any required principal amortization payments under the loan, which payments were originally to commence in November 1998 and subsequently deferred until May 1, 1999. Foreland has not complied with certain financial covenants relating to minimum collateral-to-indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general and administrative expense ratios and has not paid all interest due under the loan. Foreland and EIF continued to discuss restructuring of the indebtedness throughout much of 1999. On November 15, 1999, Foreland agreed to voluntarily surrender the collateral pledged to secure the indebtedness. (See "Subsequent Events" below.)

     During the first quarter of 1999, Foreland entered into a line-of-credit agreement with a bank. The line provides for borrowings up to $2,000,000, has an interest rate of 8.75%, and has a maturity date of February 15, 2000. Borrowings under the line-of-credit are collateralized by accounts receivable and inventories of Foreland Refining.

4.   RELATED PARTY TRANSACTIONS:

     Foreland owed $428,651 in salaries and interest to two current officers and directors, and a former officer and director, at September 30, 1999. Foreland also had outstanding loans to one current officer and director and two former officers and directors in the amount of $336,437 as of such date.

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

     In connection with the agreements, N. Thomas Steele and Bruce C. Decker received ten-year options to purchase 200,000 shares of Common Stock at a price of $2.50 per share. Additionally, each executive received ten-year options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. Such options are now 75% vested and vest in equal increments on the next two anniversary dates. In the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment, in cash or Common Stock, at the executive's option, in an amount equal to the executive's base salary for the remaining term of his respective employment agreement plus any incentive compensation previously earned. In addition, all options held by the executive shall immediately become vested and exercisable and the executive shall receive payment equal to the fair market value of the options granted under the employment agreement times the number of unexercised options in consideration of the cancellation of such options.

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

     Presented below is a summary of results of operations for each segment for the nine months ended September 30, 1999.

                          Oil & Gas  Refining and     Consolidation
                          Producing  Transportation   Entries       Consolidated

Revenues:
 External customers           1,057   $20,343,801     $ (  31,932)  $20,312,926
 Inter-segment            1,124,765             -      (1,124,765)
 Interest Income             29,583        21,943               -        51,526
   Total revenues         1,155,405    20,365,744      (1,156,697)   20,364,452

Costs & expenses:
 Refinery/transport
   cost of goods                  -    15,144,439        (586,071)   14,558,368
 Repairs & maintenance            -       674,624               -       674,624
 Other                            -     2,291,179               -     2,291,179
 Oil & gas production       570,626             -        (570,626)            -
 Oil & gas exploration      532,265             -               -       532,265
 General & administrative   965,443     1,006,568               -     1,972,011
 Dry hole costs            (222,200)            -               -      (222,200)
 Depreciation, depletion,
   & amortization            93,304       559,949               -       653,253
 Interest & other, net    1,659,538       507,949               -     2,167,487
                         ----------   -----------     -----------   -----------
   Total expenses        $3,598,976   $20,184,708     $(1,156,697)  $22,626,987
                         ==========   ===========     ===========   ===========

   Net Income(Loss)     $(2,443,571)  $   181,036     $         -   $(2,262,535)
                        ===========   ===========     ===========   ===========

Total assets for each segment as of September 30, 1999 are as follows:

                        $ 2,318,597   $12,652,679     $     2,377   $14,973,653
                        ===========   ===========     ===========   ===========

7.   SUBSEQUENT EVENTS:

     Foreland agreed to surrender voluntarily the assets securing the principal indebtedness with a current outstanding balance of approximately $13.5 million. The assets to be conveyed consist of Foreland's Eagle Springs Field and other producing properties, Foreland's refining and marketing operations, its transportation company, and a principal exploration prospect and related database. Foreland will retain the balance of its Nevada oil exploration database that it has accumulated during the past approximately 15 years and other exploration prospects. In addition, Foreland has retained for six months the right to participate at a 50% interest in drilling ventures on the principal exploration prospect surrendered to EIF, in agreed circumstances.

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

     The assets were acquired utilizing funds provided under the financing arrangement with Energy Income Fund, L.P. ("EIF"). Foreland initiated and was successful in implementing programs to reduce costs, acquire oil production from other sources, increase refinery margins, and reduce overhead and general administrative expenses. However, commencing in the fourth quarter of 1998 and continuing throughout 1999, Foreland was unable to generate sufficient cash flow to commence required principal payments due under the EIF loan. In addition, Foreland has not complied with certain financial covenants relating to minimum collateral-to-indebtedness ratio, cash flow, equity requirements, current ratio, debt service ratio, and general administrative expense ratios, and has not paid all interest due under the loan. Foreland's efforts to increase income and cash flow were further hampered by the extremely low oil prices at the end of 1998 and continuing into 1999. These prices resulted in less exploration being undertaken in Nevada, which such exploration could possibly have provided additional sources of throughput for Foreland's refineries.

     During most of 1999, Foreland and EIF continued to have discussions respecting the restructuring of the principal indebtedness. These discussions ultimately ceased on November 4, 1999, and on November 15, 1999, Foreland agreed to surrender voluntarily the assets securing the principal indebtedness, which had a current outstanding balance at such time of approximately $13.5 million. The assets to be conveyed consist of Foreland's Eagle Springs Field and other producing properties, Foreland's refining and marketing operations, its transportation company, and a principal exploration prospect and related database. Foreland will retain the balance of its Nevada oil exploration database that it has accumulated during the past approximately 15 years and other exploration prospects. In addition, Foreland has retained for six months the right to participate at a 50% interest in drilling ventures on the principal exploration prospect surrendered to EIF, in agreed circumstances.

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

 . Foreland has a Significant Working Capital Deficit. Although Foreland is surrendering substantially all of its assets in satisfaction of the principal indebtedness of EIF, there remains approximately $516,000 in trade accounts payable, relating primarily to exploration costs incurred by the oil and gas production segment, that are over 90 days past due. Foreland has been sued by a number of such trade creditors in their collection efforts, and there can be no assurance that Foreland will be able to reach any agreement with such creditors respecting amounts owed to them. Upon surrendering its assets used in operations, Foreland will not generate cash flows to meet its working capital requirements.

 . Foreland's Audit Report for the Year Ended December 31, 1998, Contains a
  Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 1998, financial statements, as for preceding fiscal years, contains an explanatory paragraph which indicates there is substantial doubt as to Foreland's ability to continue as a going concern. As of September 30, 1999, Foreland had losses of $13.9 million for the year ended December 31, 1998, and $2.3 million for the first nine months of 1999, and expects its losses to continue. Foreland is delinquent in payments to trade creditors and others. There can be no assurance that Foreland's efforts to obtain forbearance from such trade creditors and others will enable Foreland to continue.

 . Foreland Will Need Additional Investment, Strategic Alliance or Sale/Merger.
  In order for Foreland to continue, it will need to seek additional capital in order to satisfy obligations to trade creditors (excluding EIF), meet ongoing general administrative expenses, and continue its Nevada exploration program on its retained prospects. Because of Foreland's substantial indebtedness to trade creditors and its extreme shortage of working capital, Foreland may not be able to find parties willing to engage in exploration activities with Foreland.

 . Foreland May be Required to Issue Substantial Stock. The refinery and assets purchased in August 1998 were purchased from Petro Source Corporation. As a result of such transaction, Foreland may be required to issue substantial additional shares to Petro Source. Such issuance might result in change of control of Foreland.

Liquidity and Capital Resources

     The following discussion of Foreland's cash flow activities during 1998 and 1999 are not indicative of future periods, as Foreland has agreed to surrender substantially all of its assets and producing properties which generate cash from operations.

     Foreland's operations during the first nine months of 1999 used cash of $903,100 when Foreland reported a net loss from operations of $2,262,500. Non-cash charges against Foreland's revenues included $653,200 in depreciation, depletion, and amortization, $235,800 of stock issued for interest expense, and $446,900 in amortization of debt discount and issuance costs. Changes in working capital components (current assets and current liabilities) used $800 in cash. Operating activities used approximately $248,500 less cash than the corresponding period in 1998.

     During the first nine months of 1999, investing activities used net cash of $1,756,500 due to $1,872,300 in additions to refineries , transportation and oil and gas properties. During the corresponding period in 1998, investing activities used net cash of $4,052,100 for additions to plant and equipment and other property.

     Financing activities provided $1,394,600 during the first nine months of 1999, $644,700 debt associated with the purchase of the Cowboy Asphalt Terminal, $200,000 borrowing from EIF and $558,500 in unpaid interest. During the corresponding period in 1998 financing activities provided $7,375,000, consisting primarily of borrowing and refinancing of the existing bank debt.

     In January 1998, Foreland completed the debt financing arrangement with EIF, which was subsequently amended in August 1998 and February 1999. Foreland drew an aggregate of approximately $12.6 million under this facility to fund certain of its cash requirements. Foreland made monthly interest payments during the first quarter of 1999; however, during the second and third quarters of 1999, Foreland made only partial payments of interest. Foreland has not been able to commence required monthly principal amortization payments (originally scheduled to begin in November 1998 and deferred to May 1999). Additionally, Foreland has not been in compliance with certain financial covenants relating to minimum cash flow, equity requirements, current ratio, debt service ratio, and general administrative expense percentages. Although Foreland implemented cost measures and restructured its resources to commence required payments and comply with the financial covenants, it was ultimately unable to do so. As discussed above, in November 1999, Foreland and EIF ceased negotiations respecting restructuring of the principal indebtedness and, on November 15, 1999, Foreland agreed to surrender voluntarily substantially all of its assets, which were pledged to secure the principal indebtedness.

     Although the assets are being surrendered to EIF in satisfaction of Foreland's obligations under the loan arrangement, Foreland continues to owe obligations of approximately $516,000 to trade creditors and others, which it must meet. Foreland is currently seeking additional capital in order to satisfy obligations to such creditors, meet ongoing general and administrative expenses, and continue its Nevada exploration program on its retained prospects. There can be no assurance that Foreland will be able to obtain such capital, or that it will be able to join in agreements with drilling partners to explore any of its prospects. If Foreland is unsuccessful in obtaining such capital, it likely will not continue.

Results of Operations (see Note 7, Reporting by Segments)

     The following is a discussion of Foreland's operations and results of operations for the three month and nine month period ended September 30, 1999. This information is historical and provides no basis for expected operations of Foreland in the future, as Foreland has agreed to surrender substantially all of its assets in satisfaction of the obligations owed to EIF. Therefore, persons should not rely on such information in evaluating the business and operating prospects of Foreland in the future.

Refining & Transportation Activities

     Three months Ended September 30, 1999 and 1999 Budget

     For the three month period ending September 30, 1999, refined product and transportation revenues were $8,463,700, based on sales volume of 287,800 barrels. Since this business was purchased in August 1998, there is no comparable data for the same period in 1998. Revenue for the period was 12%, or $912,300 more than Budget. This level of revenue represents a 21%, or $1,471,900 increase over second quarter revenue of $6,991,800 based on sales volume of 273,300 barrels. The increase in sales volume, 14,000 barrels, is attributable to seasonal increase in demand. While more volume was sold in the third quarter, most of the revenue increase is a result of higher crude oil and finished product prices.

     Costs of sales for this period were $6,528,900, which represents an increase of 29%, or $1,465,500 over the $5,063,400 experienced in the second quarter. This is primarily due to higher crude oil prices. Compared to Budget of $4,883,700, actual costs for the third quarter were unfavorable by 34%, or $1,645,200. This is primarily due to the higher crude costs offset by the delay in commencing roofing plant operations. In May 1999, a marketing agreement was executed with Owens-Corning, an asphalt and building products company.

     Operating expenses for this period were $1,091,100 which represents an increase of 9%, or $94,600 over the $996,500 experienced in the second quarter. This is primarily due to higher fuel costs at both refineries and roofing plant operating expense. Actual expenses for this period were 9% or $ 104,100 less than budgeted expenses primarily attributable to the delayed start-up of the roofing operations.

     General and administrative expenses for this period were $322,200, which represents a decrease of 3% or $10,600 from the $332,800 experienced in the second quarter. The primary sources of this decrease were a reduction in
contract help and professional services.   Compared to Budgeted general and
administrative expense of $376,000, actual expenses for the second quarter were
favorable 14% or $53,800.   Most of the variance is attributable to the delay in
commencing roofing operations.

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a measure of cash flow generated by this business. During this period, EBITDA was $521,7000, which represents an decrease of 13% or $77,300 from the $599,000 experienced in the second quarter. The high crude price caused deteriorating gross margins at the Eagle Springs refinery. Compared to Budgeted EBITDA of $1,096,500, actual results were unfavorable by 52% or $574,800. Most of the variance is attributable to the delay in commencing roofing operations. The balance is a result of lower gross margins.

     Depreciation for this period was $198,000, which represents an increase of 5%, or $9,000 over the $189,000 experienced in the second quarter. The primary source of this increase was the depreciation associated with the roofing operations. Compared to Budgeted depreciation of $161,300, actual results were unfavorable 23% or $36,700. The variance is attributable to the roofing operations and purchase of trucks.

     Interest expense for this period was $173,000, which represents an increase of 4% or $7,000 over the $166,000 experienced in the first quarter. The primary sources of this increase were payments to First Security Bank for borrowing on the line of credit and interest associated with the purchase of land in the Cowboy Asphalt Terminal. Compared to Budgeted interest of $158,000, actual results were unfavorable 9% or $15,000. The variance is attributable to payments to First Security Bank for borrowing on the line of credit.

     Nine months Ended September 30, 1999 and 1999, Budget

     For the nine month period ending September 30, 1999, refined product and transportation revenues were $20,365,700, on sales volume of 805,600 barrels. Since this business was purchased in August 1998, there is no comparable data for the same period in 1998. Revenue for the period was 10%, or $1,844,400 more than Budget revenue of $18,521,400 based on budgeted sales volume of 814,900 barrels. The 9,300 barrel decrease in volume is attributable to the delay in commencing roofing operations. Most of the revenue increase is a result of higher crude oil and finished product prices.

     Costs of sales for this period were $15,144,400, which represents an increase of 24%, or $2,954,800 over the $12,189,600 contained in the Budget. This is primarily due to higher crude oil prices.

     Operating expenses for the nine months were $2,965,800, which represents a decrease of 19%, or $680,300 less than Budget cost of $3,646,100 expected for this period. Most the favorable variance is attributable to the delay in commencing roofing operations. Additionally, the Tonopah refinery and Transportation operating groups experienced less cost than Budgeted.

     General and administrative expenses for this period were $1,006,600, which represents a decrease of 11%, or $121,400 under the $1,128,000 expected for this period. Most of the variance is attributable to the delay in commencing roofing operations.

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a measure of cash flow generated by this business. During this period, EBITDA was $1,248,900, which represents a decrease of 20%, or $308,800 from the $1,557,800 expected for this period. The delay in the commencement of the roofing operations is the majority of the variance. Better gross margins at the refineries and better than anticipated Transportation activity in the first quarter also contributed to this variance.

     Depreciation for the nine months ended was $560,000, which represents an increase of 16%, or $76,000 over the $484,000 expected for this period. The primary source of this increase was the depreciation associated with the purchase of 15 highway transport trucks and the roofing operations.

     Interest expense for this period was $508,000, which represents an increase of 8%, or $37,600 over the $470,400 expected for this period. The primary sources of this increase were payments to First Security Bank for borrowing on the line of credit and interest associated with the purchase of land in the Cowboy Asphalt Terminal.

Exploration and production activities

     Three Months Ended September 30, 1999 and 1998

     For the third quarter ending September 30, 1999, oil sales increased 21.8% to $511,500 as compared to $346,900 in the same period in 1998. The increase in the third quarter of 1999 was the result of a 38.8% increase in price offset by a 8.06% decrease in the barrels sold as compared to the same period in 1998.

     Foreland's production expenses for the third quarter of 1999 decreased $163,500, or 48.3% to $174,900. The discontinuance of the Eagle Springs fields enhanced oil recovery project expenses accounted for $151,600 of the decrease with the balance attributable to a reduction in field personnel cost.

     Oil and gas exploration expenses increased $125,400 or 52.5% to $113,500 for the third quarter of 1999 when compared to the same period in 1998. Dry hole, abandonment, and impairment costs were a credit of $12,400, primarily as a result of settlements with several vendors.

     General and administrative expenses increased $37,300 to $239,000 for the three-month period ended September 30, 1999, when compared to the same period in 1998. The primary factor was an increase in shareholder and investor service costs due to the engagement of an investment banker to assist in seeking potential investors. Depreciation, depletion, and amortization decreased for the three-month period ended September 30, 1999 by $263,800 as a result of a decrease in depreciable capitalized costs.

     Interest income decreased $8,200 to $9,800 for the third quarter 1999, when compared to the same period in 1998. Interest expense increased $134,700 to $556,700, primarily due to interest on outstanding long-term debt, of which $33,700 was non-cash amortized issuance costs associated with the debt financing.

     Nine Months Ended September 30, 1999 and 1998

     For the nine months ending September 30, 1999, oil sales increased 2.0% to $1,124,800 as compared to $1,077,200 for the same period in 1998. This was attributable to an increase in crude prices offset in part by a decrease in number of barrels sold.

     Foreland's production expenses for the first nine months of 1999 decreased $661,900, or 53.7% to $570,600. The Eagle Springs fields enhanced oil recovery project expenses was discontinued which accounted for $525,600 of the decrease. The balance of the decrease was attributable to a reduction of field personnel and lower workover cost.

     Oil and gas exploration expenses decreased $182,900 or 25.6% to $532,300 for the nine months of 1999 when compared to the same period in 1998. This is primarily due to decreased personnel cost, lease and vehicle costs.

     General and administrative expenses increased $310,500 to $965,400 for the nine months ended September 30, 1999, when compared to the same period in 1998. The primary contributors were increases of $120,100 in personnel cost associated with the severance of in the Denver office and the cost of temporary labor to assist in the transition, $15,900 in office rental , $82,200 in professional fees, and $44,400 in travel costs. Shareholder and investor services increased $55,900 due to an increase in financial public relations and the retention of an investment banker. Depreciation, depletion, and amortization decreased for the nine months ended September 30, 1999, by $552,800 to $93,300 primarily as a result of a decrease in depreciable capitalized cost.

     Interest income decreased $70,400 to $29,600 for the first nine months of 1999, when compared to the same period in 1998. Interest expense increased $612,100 to $1,665,300, primarily due to interest on outstanding long-term debt, of which $255,900 was non-cash amortized issuance cost associated with the debt financing.

Accounting Treatment of Certain Capitalized Costs

     Foreland follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory and development wells that find proven reserves, are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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


                          PART II.--OTHER INFORMATION

-------------------------------------------------------------------------------

                           ITEM 1.  LEGAL PROCEEDINGS

-------------------------------------------------------------------------------

     In August 1998, Foreland acquired certain assets and operations from Petro Source Corporation, including the outstanding common stock of Petrosource Transportation, Inc. (n/k/a Foreland Transportation, Inc.) ("Transportation"). Transportation was a party to an equipment lease agreement with Semi Service, Inc. Transportation elected to exercise a purchase option contained in the lease to acquire the trailers covered by the lease. Semi Service, Inc., refused to allow Transportation to exercise that purchase option. During the first quarter of 1999, Transportation filed suit against Semi Service, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, alleging breach of contract and the covenant of good faith and fair dealing and seeking equitable relief and damages in an amount to be determined at trial. Semi Service has filed an answer and counterclaim alleging breach of contract and seeking damages in an amount to be determined at trial. Foreland filed an amended complaint and there has been no answer. There is no prediction of the outcome of this litigation.

     Subsequent to June 30, 1999, several trade creditors initiated action against Foreland seeking collection of amounts due for services or material. Foreland has no legal defense against such suits. A description of such actions is specifically set forth below:

     (a) Spidle Sales and Service, Inc. v. Foreland Corporation, Civil No. 990900393. A summary judgment will be entered against Foreland of approximately $17,000.

     (b) Vector Seismic Data Processing Services, Inc. v. Foreland Corporation, Civil No. 99CV2012, Division 7. This case has been settled and all amounts due from Foreland have been paid.

     (c) Grant Geophysical Corp. v. Foreland Corporation, Civil No. H-99-2425. Suit for amounts owed for completion of 3D seismic survey for the amount of $340,000.

     (d) Halliburton Energy Services, Inc. v. Foreland Corporation. Suit was filed September 30, 1999 in Colorado for the amount of approximately $52,000.


-------------------------------------------------------------------------------

               ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

-------------------------------------------------------------------------------

      Effective with the close of business on September 9, 1999, Foreland's common stock was delisted from the Nasdaq SmallCap Market. Following such delisting, the common stock has continued to be quoted and traded on the Nasdaq Over-the-Counter Bulletin Board System under the same symbol. Foreland was delisted because it did not meet the minimum net tangible assets/market capitalization/net income/bid price requirements for a continued listing.


-------------------------------------------------------------------------------

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

-------------------------------------------------------------------------------

     Since the fourth quarter of 1998, Foreland has been in default on its indebtedness in the principal amount of approximately $12.6 million to Energy Income Fund, L.P. Foreland has not been able to commence required monthly principal amortization payments (originally scheduled to begin in November 1998, and deferred to May 1999). Additionally, Foreland has not been in compliance with certain financial covenants and has not paid all interest due under the loan. Throughout 1999, Foreland and EIF continued to have discussions respecting the restructuring of such indebtedness. In November 1999, Foreland and EIF ceased negotiations respecting such restructuring and, on November 15, 1999, Foreland agreed to surrender voluntarily substantially all of its assets which were pledged to secure the principal indebtedness.


-------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------

     There were no matters submitted for the consideration of Foreland's shareholders during the third quarter of 1999.


-------------------------------------------------------------------------------

                           ITEM 5.  OTHER INFORMATION

-------------------------------------------------------------------------------

     None.


-------------------------------------------------------------------------------

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

      (a)   Exhibits.




Item 10.  Material Contracts
-------------------------------------------------------------------------------
  10.01         10     Voluntary Surrender Agreement           Incorporated
                                                               by Reference(1)




Item 27. Financial Data Schedule
-------------------------------------------------------------------------------
  27.01         27     Financial Data Schedule                    This Filing


____
(1) Incorporated by reference from Foreland's current report on Form 8-k dated November 16, 1999.


(b)  Reports on Form 8-K.

     During the quarter ended September 30, 1999, Foreland filed a report on Form 8-K dated September 10, 1999, reporting its delisting from Nasdaq.



-------------------------------------------------------------------------------

                                   SIGNATURES

-------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FORELAND CORPORATION
                                     (Registrant)



Dated:  November 19, 1999            By /s/
                                        ---------------------------------------
                                        N. Thomas Steel, President


Dated:  November 19, 1999            By /s/
                                        ---------------------------------------
                                        Bruce Decker, Chief Financial Officer