Form 10KSB
period 1999-12-31
FORELAND CORP
filed 2000-05-08
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-14096

                              Foreland Corporation
              (Exact name of small business issuer in its charter)

            Nevada                                         87-0422812
   (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                      identification no.)

             143 Union Boulevard, Suite 210
                    Lakewood, Colorado                      80228-2019
         (Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code           (303)  988-3122

Securities registered pursuant to section 12(b) of the Exchange Act:

       Title of each class            Name of each exchange on which registered
              None                                      None

      Securities registered pursuant to section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         Preferred Stock Purchase Rights
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         State issuer's revenues for its most recent fiscal year. $28,217,000

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed at the average closing bid and asked prices and quoted in the Over-The-Counter Electronic Bulletin board of the National Association of Securities Dealers ("OTC EBB") on April 13, 2000, was approximately $2,400,000.

         As of April 13, 2000, Foreland had outstanding 9,733,206 shares of its common stock, par value $0.001.

                                     PREFACE

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

Readers of this report are cautioned that:

o any forward-looking statements, including those regarding Foreland or its management's intent, belief or current expectations, are not guarantees of future performance or results or events and involve risks and uncertainties, such as:

         >> the willingness of the Company's principal creditors, including those with judgments, to forebear from collection efforts that would impair the Company's ability to continue;

         >> the ability of the Company to obtain funds to enable it to pay ongoing general and administrative expenses, leasehold maintenance costs, professional fees for meeting regulatory requirements, representing the Company in pending and possible litigation, and documenting business and creditor agreements; and

         >> the ability of the Company to retain directors and officers to pursue the Company's business notwithstanding its precarious financial condition.

o actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including:

         >>   general  conditions in the oil exploration  environment in Nevada;
              and

         >>   prevailing prices for oil.

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

                                     PART I.

--------------------------------------------------------------------------------
                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

Company Overview

         Foreland Corporation recently completed the surrender of its Eagle Springs, Nevada and other producing properties, its refining and marketing operations, its transportation company, and a principal exploration prospect, and related database in accordance with the terms of a Voluntary Surrender Agreement between Foreland and its principal creditor, Energy Income fund, L.P., ("EIF") dated November 16, 1999. Foreland cooperated in the surrender of this collateral in satisfaction of the secured indebtedness with an outstanding principal balance of approximately $12.6 million. Since December 31, 1998, this loan has been classified as a current liability because Foreland had been unable to make certain payments or meet certain financial ratios and covenants under the loan.

         Because Foreland was not able to meet its obligations on $12.6 million indebtedness due its principal secured creditor, EIF, Foreland voluntarily surrendered its Eagle Springs, Nevada and other producing properties, its refining and marketing operations, its transportation company, and a principal exploration prospect, and related database. Foreland's remaining assets consist of other exploration prospects, the approximately 49,000 acre lease position, and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years.

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities and the need for substantial amounts of additional investment, strategic alliances, or a sale, merger, or reorganization involving all or portions of its business and operations.

o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 1999, after giving effect only to the subsequent surrender of assets and related liabilities in foreclosure, Foreland had current assets of $88,000 and current liabilities of $4,304,000 related to its continuing operations, for a working capital deficit of $4,216,000. In addition, as of such date and as so adjusted, Foreland had total assets of $372,000 and total liabilities related to its continuing operations, of $4,304,000, for a stockholders' deficit relating to its continuing operations of $4,304,000. As of December 31, 1999, Foreland had an accumulated deficit of $43.346,000.

o All Of Foreland's Obligations Are Substantially Past Due. All of Foreland's $4,304,000 in current liabilities associated with its continuing operations as of December 31, 1999, were substantially past due except that $2,676,000 of such amount due the seller of acquired business, plus $319,000 in interest, constitutes a claim for relief under a lawsuit in which Foreland has asserted defenses. See "Item 3. Legal Proceedings." Three creditors with claims aggregating $445,000 have obtained judgments against Foreland. In addition, in March 2000 Petro Source Corporation, from which the Company purchased oil refining, transportation, and marketing assets in 1998, filed a lawsuit seeking the recovery from Foreland and other defendants of $2.9 million actual damages plus punitive damages, costs, attorneys' fees, and interest.

o Foreland Has No Revenue Or Cash. Foreland has no cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to meet its ongoing obligations for general and administrative expenses, lease payments, payments to creditors, and other costs.

o Foreland Has Very Limited Assets On Which To Base A Financial Recovery. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's remaining assets consist of only other exploration prospects on approximately 49,000 gross acres of non-producing leases and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years. In addition, Foreland has retained until May 31, 2000, the right, in agreed circumstances, to participate at a 50% interest in drilling ventures on the principal exploration prospect conveyed to the secured creditor.

o Foreland Has No Liquidity Or Cash With Which To Reactivate. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland has no present ability to generate revenues. Foreland has insufficient cash to maintain its exploration leaseholds, pay its
     personnel,   satisfy  claims  of  creditors,   or  undertake  oil  and  gas
     exploration.

o Foreland's Audit Report For The Year Ended December 31, 1999, Contains A Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 1999, financial statements, as for preceding fiscal years, contains an explanatory paragraph which indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

o Possible Inability To Continue. As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Foreland's consolidated financial statements.

Corporate Goals

         Foreland's current goal is to obtain forebearance from its remaining creditors while it seeks additional capital to maintain its remaining leaseholds, pay ongoing general and administrative expenses, and possibly participate in exploration drilling on the prospects recently voluntarily conveyed to its former principal secured creditor, if negotiated, or on Foreland's retained properties. Foreland cannot assure that it will be able to accomplish any or all of its goals.

Principal 1999 Activities

         Foreland's 1999 activities have been overshadowed by its continuing shortages of working capital and precarious financial condition that led to the voluntary surrender in March and April 2000 of its principal producing and operating assets as noted above. Notwithstanding these overriding financial problems, during 1999, Foreland did accomplish the following activities:

         o Constructed and placed into operation a roofing plant at the Cowboy Asphalt Terminal in Woods Cross, Utah;
         o Entered into a marketing agreement with Owens Corning for product produced at the roofing plant;
         o Completed the interpretation of the Hay Ranch 3-D seismic data and defined drilling targets in that prospect; and
         o Defined three additional wildcat exploration drilling prospects in Nevada.

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

         As of December 31, 1999, Foreland leased approximately 86,000 gross (82,000 net) acres in Nevada. Following the voluntary surrender of its encumbered assets, Foreland currently leases approximately 49,000 gross (48,000 net) non-producing acres in Nevada. Prior to the voluntary surrender of assets, Foreland had developed a five-year, 3D-defined exploration and exploitation program.

         Foreland's retained leases include the following three identified exploration targets:

    o Toano Draw, Northeastern Nevada An 800 foot column has produced oil without water from a well reentered by Foreland in Toano Draw. This well demonstrated that producible oil is present in the area but due to economic consideration, producing equipment had not been installed. Foreland projects that the thickness of the source rock averages approximately 700 feet. Foreland had proposed a 30 square mile 3D seismic shoot to delineate the structural blocks updip, and pinpoint drilling locations. Foreland controls a block of approximately 18,000 acres over this prospect.

    o North Humboldt Prospect, Nevada The North Humboldt prospect is a large structure covering approximately 5,000 acres on the flank of a deep Tertiary basin. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from oil shale outcrops located to the north of the prospect. Foreland controls a contiguous block of approximately 10,000 acres over the prospect.

    o Antelope Prospect, Nevada. The Antelope prospect is a large structure covering approximately 3,000 acres located 20 miles West of Eureka, Nevada. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from two wild cat wells to the East of the prospect.

         In addition to the exploration prospects on retained leasehold acreage, the acreage voluntarily surrendered to EIF contains the Hay Ranch prospect. Prior to the conveyance to EIF, Foreland had identified six leads in the northern Pine Valley area using 2D seismic. Foreland had begun to process a 24.5 square mile 3D seismic shoot to properly image the structural blocks, and to define locations for vertical wells or high angle lateral wells. Under its agreement with EIF, Foreland has the right through May 31, 2000, to participate with up to 50% of EIF's interest, on the same terms as agreed by any third party, in any exploration program involving the Hay Ranch prospect. If Foreland is unable to complete an arrangement prior to the expiration of its contractual right with EIF, Foreland intends to continue to pursue this opportunity and continue to seek to negotiate a drilling arrangement with EIF. Foreland is seeking to reach accommodations with its creditors and obtain financing so that it can participate in this opportunity.

Assets Surrendered and Results Therefrom

Note: the following discusses the assets and operations voluntarily surrendered to EIF and so reflected in the accompanying financial statements. The following discussion describes Foreland's activities during the preceding year and in early 2000 until the assets were surrendered in March and April 2000.

General

         Prior to the voluntary surrender of collateral securing its indebtedness, Foreland owned and operated a refinery at Eagle Springs, Nevada, which has the daily capacity to refine 4,500 to 6,000 barrels of crude oil produced in Nevada by Foreland and other operators and by other operators in nearby states. Refined products produced at Eagle Springs include asphalts, solvents, fuels, and other specialty products. The Eagle Springs Refinery produces high-quality asphalt flux from crude oil produced from one of the Nevada oilfields previously owned by Foreland. Foreland also owned a refinery at Tonopah, Nevada, which is currently used as a storage terminal for products produced at Eagle Springs, as well as for processing pipeline transmix (the blend of products resulting when a pipeline changes from transporting one product to another). The transmix processed at the Tonopah refinery yields gasoline, diesel, and other specialty products that were marketed by Foreland.

         Foreland owned an equity interest in the Cowboy Asphalt Terminal in Salt Lake City, Utah. Cowboy Asphalt Terminal is a 180,000 barrel terminal used for the storage and marketing of refined products. Foreland completed a 100% owned manufacturing facility at Cowboy Asphalt Terminal for converting asphalt flux into premium roofing asphalt.

         Foreland owned a trucking fleet consisting of 24 truck tractors and 75 oil gathering and finished goods delivery tank trailers. Foreland's trucks were used for transportation of asphalt flux from the Eagle Springs Refinery to the Cowboy Asphalt Terminal; distribution of other refined products through the western U.S.; backhaul of crude oil and other products to Foreland's refineries; gathering crude oil from Nevada oilfields; and transportation of refined products for third parties as a common carrier.

         Foreland had purchased the refining and marketing assets from an unrelated firm, Petro Source Corporation, on August 12, 1998. In March 2000, Petro Source filed a lawsuit against Foreland and others seeking $2.9 million in compensatory damages plus punitive damages, costs, attorney's fees, and interest. See "Item 3.

Legal Proceedings."

Refining and Transportation

         In August 1998, Foreland completed the purchase of certain Nevada refining and transportation assets from Petro Source Corporation. These assets include the Eagle Springs and Tonopah, Nevada, Refineries, and a fleet of trucks to gather crude oil and distribute products. Foreland then integrated the refining and transportation assets with its Nevada oil production and marketed a range of refined products. Prior to the voluntary surrender of its encumbered assets, Foreland employed about 80 people formerly employed in Petro Source's refining and marketing operations.

         Eagle Springs Refinery

         The Eagle Springs Refinery is located on U.S. Highway 6, about ten miles southwest of Currant, Nevada, and immediately adjacent to the Eagle Springs field. Eagle Springs Refinery is approximately 200 miles from Las Vegas, 310 miles from Salt Lake City, and 550 miles from Los Angeles. Eagle Springs Refinery was built in 1984 on open land leased from the Bureau of Land Management. The 30-year lease for the land expires in 2014. The refinery produces several grades of asphalts, solvents, fuels, and specialty products. Eagle Springs Refinery has the capacity to process between 4,500 and 6,500 barrels per day of crude oil, depending on its specifications. Eagle Springs Refinery's current throughput is approximately 1,900 barrels of feedstock per day. Eagle Springs Refinery is a self-contained facility with steam generation equipment, a control room, maintenance shop, laboratories, and related facilities. Eagle Springs Refinery also has a fully equipped truck maintenance facility that can perform major tractor/trailer overhauls for a trucking fleet. All of the crude oil processed at Eagle Springs Refinery is obtained from Nye County, Nevada, and is delivered by trucks into approximately 20,000 barrels of crude oil storage capacity.

         Three main types of crude oil are refined at Eagle Springs Refinery: light crude, sour crude, and heavy crude. The asphalts produced from Foreland's sour crude make excellent roofing asphalt. All of the projected future production of roofing asphalt flux from the Eagle Springs Refinery was intended to feed the Cowboy Asphalt Terminal in Salt Lake City (discussed in a later section of this report). The three different types of crude are kept in separate tanks and run in batches so that only one type of crude oil is processed at any given time. Eagle Springs Refinery is operated this way because each type of crude produces asphalt and other products with distinct properties and qualities. Eagle Springs Refinery currently refines just over 2,025 barrels per day of crude in total, consisting of 900 barrels of Nevada light crude, 700 barrels of sour crude (predominantly crude from the Eagle Springs and Ghost Ranch fields), 220 barrels of Nevada heavy crude (including crude from the Kate Spring field), plus 210 barrels of other backhauls. Eagle Springs Refinery has approximately 65,000 barrels of storage capacity for refined products.

         Foreland's main consideration in acquiring the Eagle Springs Refinery and related assets was to capture the refinery's historical gross operating margins. By capturing those margins, Foreland could justify expenditures for oilfield workovers and maintenance as well as exploration during low oil price environments.

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

         Transmix is processed at Tonopah Refinery into gasoline, diesel, and other specialty products. These products are mostly marketed locally, although the truck fleet owned by Foreland enabled it to backhaul finished gasoline and diesel into the Las Vegas and Sparks/Reno markets when prices were favorable. Foreland consistently evaluated new markets for specialty products that could be produced at Tonopah Refinery.

         Asphalt Marketing

         As of December 31, 1999, Foreland owned a 33% interest in Cowboy Asphalt Terminal, LLC ("Cowboy"), an entity that owns the Cowboy Asphalt Terminal in Salt Lake City. The terminal is a 180,000 barrel storage facility with several key strategic benefits:

         o Heated asphalt storage capacity for roofing asphalt flux produced at Eagle Springs Refinery;
         o        A variety of other product storage tanks;
         o        Strategic   location  for  distribution  of  roofing  flux  to
                  potential purchasers; and
         o        Land for future expansion.

         By virtue of its ownership of the Eagle Springs field, Foreland had a dedicated supply of crude oil that makes excellent asphalt flux. Foreland completed construction of a 100% owned asphalt flux blowing facility at Cowboy. This facility will convert the high quality asphalt flux produced at Eagle Springs Refinery into roofing asphalt. Foreland previously sold its asphalt flux to a refinery in Salt Lake City owned by a third party. Foreland believed that it could have gained market share in the asphalt roofing market and increase gross margin per ton by selling asphalt as high quality roofing asphalt. This was expected to enhance the value to Foreland of its Nevada crude used to produce flux at Eagle Springs Refinery.

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

         The transportation fleet consists of approximately 24 truck tractors (three leased, 21 owned) and 75 oil gathering and finished goods delivery tank trailers (six leased, 69 owned). Foreland believes that it would have been able to control its transportation costs by operating its own trucking fleet. Transportation holds contract carrier authority from the Interstate Commerce Commission. Contract carrier authority allows the trucks to haul products for third parties, thereby generating revenue and acting as a profit center for Foreland. Foreland employed a number of former key Petro Source personnel who were responsible for running Transportation, including the fleet manager.

         As discussed previously, the Eagle Springs and Tonopah Refineries have well-equipped truck maintenance facilities. Transportation access to the Eagle Springs and Tonopah Refineries is provided by U.S. Highway 6 and other state highways that provide a link to the population areas of Salt Lake City, Las Vegas, Bakersfield, Reno, and Los Angeles.

Marketing

         General

         During 1997, Foreland initiated a program to become an integrated exploration, production, refining and marketing company competing in niche markets to enable Foreland to market finished products for a higher return than it could obtain through the sale of its crude oil. This program ultimately resulted in acquisition of the Eagle Springs and Tonopah Refineries, as well as the related transportation assets. Additionally, in 1998, Foreland acquired a 33% interest in Cowboy Asphalt Terminal, LLC, and completed the manufacturing facility at the Cowboy Asphalt Terminal for converting the high quality asphalt flux produced at the Eagle Springs Refinery into premium roofing asphalt.

         Product Markets

         Foreland's refined products were sold to a variety of customers, including mines, military users, utilities, other refineries, railroads, product brokers, paving contractors and construction companies. Markets for specific products are discussed below:

o Naphtha. Naphtha was marketed to other refineries as a gasoline blendstock if it could not be sold locally as mineral spirits. The closest refineries are in Salt Lake City, with alternative markets in Los Angeles and Bakersfield.

o No. 1 Diesel. No.1 diesel was sold to a military base near Las Vegas under a three-year contract. An alternative market for No. 1 diesel is as a highway diesel fuel in Nevada.

o No. 2 Diesel. There are approximately 60 mines operating in Nevada which purchase diesel for fuel. Many of these are strip-mining operations that consume significant quantities of off-road diesel. Foreland sold most of its No. 2 diesel to one mine in Nevada.

o Fuel Oils. Fuel oils from the Eagle Springs Refinery went to one of two markets, depending on whether the fuel oil is blended to achieve a low sulfur content (less than 1 percent). Low sulfur fuel oil was sold to three customers in Nevada. Surplus low sulfur fuel oil, and high sulfur fuel oil that could not be blended to have less than 1 percent sulfur, were sold as feedstock to refineries in Salt Lake City, Los Angeles or Bakersfield.

o Paving Asphalt. The paving asphalt market in Nevada is growing, and the Eagle Springs Refinery is able to supply product with a transportation cost advantage. Foreland was able to market all of its current production of paving asphalt to private contractors and the State of Nevada.

o Roofing Asphalt Flux. Historically, roofing asphalt flux produced at the Eagle Springs Refinery was sold to one asphalt marketer in Salt Lake City. After acquiring the refinery, Foreland continued to sell its flux to this manufacturer for several months, pending construction of Foreland's own flux blowing facility at Cowboy Asphalt Terminal. Flux from the Eagle Springs Refinery was stored at Cowboy Asphalt Terminal. After the completion of the Cowboy Asphalt Terminal, all of the production of roofing asphalt flux from the Eagle Springs Refinery was trucked to Cowboy Asphalt Terminal, blown to produce roofing asphalt and marketed.

         Following the acquisition of the Eagle Springs and Tonopah Refineries, Foreland did not sell any crude oil to external purchasers.

         Sales to Round Mountain Gold Corporation accounted for 30% of the refining and transportation operations revenues.

Producing Oilfields

         Prior to the voluntary surrender of its encumbered assets in March and April 2000, Foreland owned working interests in four oil fields in Nevada. They were the Eagle Springs, Ghost Ranch, Kate Spring, and Sand Dune fields. The Eagle Springs field, Nevada's first oilfield, was discovered by Shell Oil Company in 1954 with the drilling of the No. 1 Eagle Springs Unit, which initially produced 343 barrels per day. By 1967, 14 wells had been completed in the field. This early phase of the field's development saw a peak daily production rate in 1966 of 850 barrels of oil. Shell sold the field to other owner-operators, and Foreland acquired the field in 1993 after it had been shut in for much of the year due to low production. The previous operator had left the field with some required environmental remediation which Foreland undertook to clean up in conjunction with the Bureau of Land Management. Foreland's successful environmental clean up efforts resulted in the Bureau of Land Management awarding Foreland its first "Health of the Land" award in June 1996.

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

         In September 1997, Foreland initiated an enhanced oil recovery program in Eagle Springs using high pressure air injection. The pilot program was completed in early 1998. Although Foreland reported favorable results initially, the project was terminated because the fractured nature of the reservoirs led to minimal increased production and rapid breakthrough of injected air.

         The 3D data from the Eagle Springs field also indicated some structural anomalies that Foreland considered exploratory prospects within the shoot area. Based on these structural anomalies, Foreland began drilling about one-half mile south of the Eagle Springs field. This well was spudded in July 1996 and discovered oil in Devonian dolomite at 4,370 feet. The Ghost Ranch 48-35 well was the discovery well for a new field and was completed producing 393 barrels per day. Foreland believes that the Ghost Ranch well was the first use of 3D seismic to locate a discovery well in Nevada. Foreland completed two additional wells in the field during 1997. The Ghost Ranch field has produced 170,000 barrels of oil since its discovery. The field currently produces about 130 barrels per day. Foreland believes that its successful development drilling program at Eagle Springs and its subsequent discovery of the Ghost Ranch field have validated its extensive use of 3D seismic in Nevada.

         Foreland owned a 21.8% working interest in one well (Kate Spring 12-2) in the Kate Spring field, located approximately one mile south of Eagle Springs. The field was discovered in 1986. The well is operated by Makoil, Inc., and currently produces 50 barrels per day.

         In July 1998, Foreland completed for production the Sand Dune no. 88-35 well on the Sand Dune field. The Sand Dune field is located approximately one-half mile south of the Eagle Springs field and was identified by Foreland through the use of 3D seismic. The well currently produces approximately 35 barrels per day.

         All of the oil produced by Foreland prior to the voluntary surrender of its assets was trucked to the Eagle Springs Refinery for processing.

 Proved Reserves

         Foreland now has no oil or gas reserves.

         Prior to the voluntary surrender of its encumbered assets in March and April 2000, Foreland produced crude oil from four producing oilfields in Nevada. All of the crude oil produced from these fields was gathered by Foreland's trucks and refined at its Eagle Springs Refinery.

         The following table sets forth the estimated oil reserves, net to Foreland's interest, of oil and gas properties as of December 31, 1999. In the voluntary surrender, all of these reserves were transferred to EIF. The reserve information was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with such rules and regulations, the estimates of future net revenues from Foreland's proved reserves at December 31, 1999, were made using a sales price of $19.88 per barrel, held constant throughout the life of the properties.

                                                            Present Value of
                                                          Estimated Future Net
                                         Estimated             Revenues,
          Estimated Proved Reserves         Oil          Discounted at 10% (1)
    ---------------------------------  ----------------  -----------------------
                                          (MBbl)             (In thousands)
    Proved Developed Producing
        Eagle Springs field..........          523.7                $3,261
        Ghost Ranch field............          218.2                 1,382
        Kate Springs field...........           38.9                   174
        Sand Dune field                         51.4                   324
                                       ----------------  -----------------------
             Total...................          832.2                $5,141
                                       ================  =======================

(1) The price used in the evaluation was the year-end values at the wellhead of $19.88 per barrel. Operating costs have not been escalated. The operating costs, based on information provided by Foreland, are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves, based on year-end costs and assuming the continuation of existing economic conditions.

         See "Item 8. Financial Statements and Supplementary Data."

         The oil reserves assigned to the properties in the evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty to any estimates. If prices should vary significantly from those projected, the resulting values would change substantially. The reserve estimates are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market value for the evaluated properties.

         In 1997 and 1998, Foreland implemented a high pressure air injection project that was expected to increase production in portions of the Eagle
Springs field. The fractured nature of the reservoirs did not result in increased oil production, and the program was discontinued.

         There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates presented above are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors. All of Foreland's proved reserves were conveyed to EIF in April 2000.

         The actual amount of Foreland's proved reserves as of December 31, 1999, was dependent on the prevailing price for oil, which was beyond Foreland's control or influence. There can be no assurance that oil prices will not continue to decline in the future. oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of Foreland.

         In an effort to limit the adverse effects of extreme declines in oil prices, Foreland had acquired and, prior to the voluntary surrender in March and April 2000, was operating the Eagle Springs and Tonopah refineries. Additionally, Foreland completed construction of and began production in a roofing asphalt manufacturing facility in an effort to integrate production, processing, and marketing to obtain price protection, establish a new profit center, and increase revenues.

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

         Shown below is a tabulation of the productive wells owned by Foreland in Nevada as of December 31, 1999. All of these wells were conveyed to EIF in April 2000.

                      Productive Oil Wells
               -----------------------------------
                    Gross               Net
               -----------------  ----------------
                    23.0               17.79


         Set forth below is information respecting the developed and undeveloped acreage owned by Foreland in Nevada as of December 31, 1999. All but 49,000 gross (48,000 net) of the undeveloped and non-producing acreage was conveyed to EIF in April 2000.

            Developed Acreage                   Undeveloped Acreage
    ----------------------------------  -------------------------------------
         Gross              Net               Gross                Net
    -----------------  ---------------  -------------------  ----------------
         3,100             2,600              83,000             79,000


         Prior to the voluntary surrender completed in April 2000, Foreland's leases in Eagle Springs (2,960 gross and net acres), Ghost Ranch (80 gross and net acres), Tomera Ranch (680 gross and net acres), North Willow Creek (400 gross and net acres), Sand Dune (80 gross and net acres) and Kate Springs (80 gross and 16 net acres) were held by production.

         In March and April 2000, Foreland voluntarily surrendered its encumbered properties to its primary creditor, EIF. As a result of the voluntary surrender, Foreland's remaining acreage position consists of leases covering approximately 49,000 gross (48,000 net) acres of undeveloped property. Annual rentals on the undeveloped leases retained by Foreland for 2000 are expected to be approximately $120,000.

Production and Sale of Oil

         After the voluntary surrender of its properties in April 2000, Foreland no longer produces or sells oil.

         The  following  table  summarizes  certain   information   relating  to
Foreland's net oil produced and sold from Foreland's Nevada properties, after royalties, during the periods indicated.

                                             Year Ended December 31,
                                         -----------------------------
                                           1997        1998     1999
                                         --------    -------   -------

Average net daily production of oil (Bbl)    492        436        449
Average sales price of oil ($ per Bbl)    $12.46      $8.37     $12.67
Average production cost ($ per Bbl)(1)     $5.03      $5.83      $4.48


(1) Includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, and similar items), and production taxes. Excludes costs related to Eagle Springs air injection enhanced oil recovery project, which has now been terminated.

         Until the voluntary surrender of Foreland's producing properties in March and April 2000, Eagle Springs accounted for about 70% of Foreland's oil production. As part of routine field maintenance wells were shut-in from time to time, subject to the availability of appropriate rigs and equipment in the area and the availability of funds.

         In December 1997, Foreland entered into an agreement, effective March 1, 1998, for the sale of all of its Nevada crude oil to Petro Source at the Eagle Springs Refinery, which was subsequently acquired by Foreland in August 1998. The Eagle Springs Refinery was transferred to Foreland's primary secured creditor in April 2000 as part of the voluntary surrender of Foreland's encumbered assets.

         The prevailing price for oil will continue to have an effect on the level of exploration activities generally in Nevada . World oil and gas prices and the prices and margins of finished goods have been and are likely to continue to be volatile and subject to wide fluctuations in response to:

         o        the supply and demand for refined products;
         o        market uncertainty;
         o        political conditions in international oil producing regions;
         o        the extent of domestic production and importation of oil;
         o        the level of consumer demand;
         o        weather conditions;
         o the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources;
         o the effect of federal and state regulation on the production, transportation and sale of oil;
         o and other factors, all of which are beyond the control or influence of Foreland.

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

                                                          Year Ended December 31,
                                        ------------------------------------------------------------
                                              1997                 1998                 1999
                                        ------------------  -------------------  -------------------
                                         Gross      Net      Gross      Net       Gross      Net
                                        --------- --------  --------- ---------  --------  ---------
Exploratory:
  Dry...............................       --       --        3.0       1.36       --         --
  Oil...............................       --       --         --        --        --         --
  Gas...............................       --       --         --        --        --         --
                                        --------- --------  --------- ---------  --------  ---------
         Totals.....................       --       --        3.0       1.36       --         --
                                        ========= ========  ========= =========  ========  =========
Development:
  Dry...............................       --       --        2.0       2.0        --         --
  Oil...............................      2.0       1.2       1.0       1.0        --         --
  Gas...............................       --       --         --        --        --         --
                                        --------- --------  --------- ---------  --------  ---------
         Totals.....................      2.0       1.2       3.0       3.0        --         --
                                        ========= ========  ========= =========  ========  =========

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

         Present and future legislation and regulations could cause additional expenditures, restrictions, and delays in Foreland's business, the extent of which cannot be predicted and which may require Foreland to limit substantially, delay or cease operations in some circumstances or subject Foreland to various governmental controls. From time to time, regulatory agencies have proposed or imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Because federal energy and taxation policies are subject to constant revisions, no prediction can be made as to the ultimate effect of such governmental policies and controls on Foreland.

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

Operational Hazards and Insurance

         Foreland's operations are subject to the usual hazards incident to the drilling for oil. These hazards include pipe failure, blowouts, cratering, explosions, uncontrollable flows of oil, natural gas, or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations and could result in Foreland incurring substantial losses and liabilities to third parties.

         In order to lessen the effects of these hazards, Foreland generally maintains insurance of various types to cover its operations. As is customary in exploration arrangements with other energy companies under which specified drilling is to be conducted, the operator is required to purchase and pay for insurance against risks customarily insured against in the oil and gas industry by others conducting similar activities. Because of its shortage of funds, Foreland may not be able to maintain general liability insurance for oil industry activities. Even if Foreland were to maintain general coverage, no exploration company is generally insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on the insurance policy, or other factors. Insurance that Foreland may purchase will not cover every potential risk associated with the exploration, drilling, and production of oil. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse effect on Foreland. Moreover, no assurance can be given that adequate insurance will be available at reasonable rates or that Foreland or the operators of wells in which Foreland owns an interest will elect to maintain certain types or amounts of insurance.

         Foreland's activities are subject to periodic interruptions due to weather conditions, which may be quite severe at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping, and/or production activities or increase operating costs.

Employees

         As  of  December  31,  1999,  Foreland  had  82  full-time   employees,
distributed between the following locations:

         o        Executive  and  exploration  offices,  Lakewood,  Colorado:  5 employees
         o        Foreland Refining Corporation, Woods Cross, Utah: 16 employees
         o        Eagle Springs Refinery, Nevada: 19 employees;
         o        Tonopah Refinery, Nevada: 11 employees
         o        Foreland Transportation, Nevada: 31 employees.

         Following the voluntary surrender of its encumbered assets in March and April 2000, Foreland has five full-time employees, four of whom are located in the Lakewood, Colorado offices and one of whom is located in Woods Cross, Utah. Foreland does not have funds with which to continue to pay its employees so it is likely they will resign.

Facilities

         Foreland's principal executive offices located 143 Union Boulevard, Suite 210, Lakewood, Colorado 80228, are rented from an unrelated party under a lease expiring September 30, 2000.

Risk Factors

         In addition to the important risks noted above respecting Foreland's extreme shortages of working capital, cash, assets, and equity in the face of severe financial demands, the business of Foreland is subject to a number of material business risks, including the factors set forth below.

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

         Foreland May be Subject to Contingent Environmental Liabilities Related to Refinery Assets and Operations.

         Foreland  may  be  financially   responsible   for  clean-up  or  other
remediation costs resulting from environmental contamination that occurred subsequent to the date of acquisition by Foreland of the Eagle Springs

Refinery, Tonopah Refinery, or Cowboy Asphalt Terminal but prior to the voluntary surrender of such properties in March and April 2000. There can be no assurance that Foreland's agreements with the prior owners of the purchased properties will protect Foreland from contingencies related to environmental contamination prior to the date of acquisition.

         Foreland May Not be Able to Discover Additional Oil Reserves

         Foreland's ability to economically locate additional oil and gas reserves in commercial quantities is dependent upon a number of factors, including its participation in multiple exploration projects, its technological capabilities, and funding availability. Foreland has had limited success in discovering oil reserves in Nevada. Additionally, there are a limited number of firms actively exploring and developing for oil in Nevada, which decreases the number of potential industry partners available to Foreland. It is unlikely that this will change in the near future. There can be no assurance that Foreland will be able to discover additional commercial quantities of oil and gas.

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

         Foreland's Activities are Concentrated in Higher Risk Frontier Areas

         Foreland focuses its exploration and development activities in the Great Basin area of Nevada, a largely unproved and unexplored geological province. Foreland's exploration holdings are insignificant when compared to the size of the potential geological area. Other than in the Eagle Springs and Ghost Ranch fields, which were voluntarily surrendered by Foreland to its primary creditor in April 2000, Foreland has not established material ongoing commercial oil production. In addition, the areas targeted by Foreland, other than the Eagle Springs and Ghost Ranch fields and the Pine Valley area, have geological, geophysical, drilling, completion, and production problems which to date have prevented Foreland and others with larger exploration budgets from developing or establishing significant production or reserves. Foreland cannot assure that it can overcome these problems or that its drilling program will be commercially successful.

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

         Foreland's Activities are Subject to Operating Risks and Uninsured Hazards

         Foreland is subject to the inherent risks involved in oil and gas exploration, production, refining, and transportation and the risks of incurring substantial losses and liabilities to third parties from hazards such as:

         o        fire;
         o        explosion;
         o        flood;
         o        pipe failure;
         o        cave in and collapse;
         o        unusual  or  unexpected  formations,   pressures,   and  other
                  conditions;
         o        environmental damage;
         o        personal injury;
         o        uncontrollable flows of oil and gas; and
         o        other occurrences.

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

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In March and April 2000, Foreland completed the surrender of its Eagle Springs, Nevada and other producing properties, its refining and marketing operations, its transportation company, and a principal exploration prospect, and related database, in accordance with the terms of a Voluntary Surrender Agreement between Foreland and its principal creditor. The terms of the surrender of the stock of Foreland's operating subsidiaries were approved, after an evidentiary hearing, by the Second Judicial District Court, Davis County, Utah, in March 2000. The terms of the surrender of the producing properties and exploration prospect were approved, after a similar evidentiary hearing, by the Fifth Judicial District Court, Nye County, Nevada, on April 10, 2000.

         In connection with the purchase of the refineries during 1998, Foreland agreed to acquire inventory and accounts receivable from Petro Source Corporation for approximately $2.7 million through the registration and issuance of shares of Foreland common stock. The shares were to be sold monthly into the market by Petro Source Corporation until the $2.7 million plus interest was recouped. Foreland issued approximately 865,000 shares of common stock, but did not register the shares. The trading price for Foreland's common stock plummeted during 1998 and 1999, rendering the sale of more shares into the market unfeasible. In March 2000, Petro Source Corporation filed a complaint against Foreland and other defendants seeking $2.9 million actual damages plus punitive damages, costs, attorneys' fees, and interest. This action has been removed to United States District Court for the District of Utah, Central Division. Foreland has admitted that it incurred the $2.7 million obligation to Petro source but denied the remaining substantive allegations of the complaint. Foreland is defending the action.

         Three trade creditors have obtained judgments against Foreland for services and materials in the aggregate amount of $445,000 provided in connection with its Nevada exploration and drilling activities as follows:
Halliburton Energy Services, Inc., by the District Court, Jefferson County, Colorado, in the amount of $53,000; Grant Geophysical Corp., by the United States District Court for the Southern District of Texas, Houston Division, in the amount of $375,000; and Spidle Sales and Service, Inc., by the Eighth Judicial District Court, Uintah County, Utah, in the amount of $17,000.

         Petrosource Transportation (n/k/a Foreland Transportation, Inc.) ("Transportation"), all the issued and outstanding common stock of which was acquired by Foreland in August 1998 in connection with the acquisition of certain and assets and operations from Petro Source Corporation, was a party to an equipment lease agreement with Semi Service, Inc. Transportation elected to exercise a purchase option contained in the lease to acquire the trailers covered by the lease. Semi Service refused to allow Transportation to exercise that purchase option. Transportation filed suit against Semi Service, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, alleging breach of contract and the covenant of good faith and fair dealing and seeking equitable relief and damages in an amount to be determined at trial. The common stock of Transportation held by Foreland was surrendered to EIF in March 2000. Accordingly, Foreland no longer has any participation in that proceeding.

         Other than the matters set forth above, Foreland is not a party to any material proceeding, and none has been threatened by or, to the best of Foreland's knowledge, against Foreland.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of the shareholders during the fourth quarter of 1999.

                                    PART II.

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Price Range of Common Stock

        Foreland's common stock is traded in the over-the-counter market and is quoted on the OTC EBB under the symbol "FORL." For all of the period noted below prior to September 10, 1999, the common stock was quoted on the Nasdaq SmallCap Market. The following table sets forth the high and low closing bid quotations for Foreland's common stock as quoted by Nasdaq for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

                                                            Common Stock
                                                    ----------------------------
                                                        High            Low
                                                    -------------- -------------
                 1998
                     First Quarter...............        6.0625         4.00
                     Second Quarter..............        7.0625         4.50
                     Third Quarter ..............        5.125          2.00
                     Fourth Quarter..............        2.75           0.6563

                 1999
                     First Quarter...............        1.5625         0.8125
                     Second Quarter..............        0.96875        0.46875
                     Third Quarter ..............        0.71875        0.28125
                     Fourth Quarter..............        0.5625         0.0625

         On April 13, 2000, the closing bid price of Foreland's common stock in the OTC EBB was approximately $0.25. Foreland has approximately 1,690 common stock shareholders.

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

         Foreland has granted to employees, officers, and directors vested options to purchase up to approximately 1.3 million shares of Common Stock with exercise prices ranging from $2.50 to $9.00 per share. Options to purchase a total of 94,000 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the common stock. Foreland also has outstanding options and warrants held by unrelated third parties to purchase over approximately 1,680,000 shares of common stock at prices ranging from $1.08 per share to $7.50 per share. In addition, Foreland has shares of outstanding preferred stock that are convertible into common stock and has agreed to grant warrants to purchase common stock on conversion of certain of such preferred stock. The existence of such options, warrants, and preferred stock may prove to be a hindrance to future financing by Foreland, and the exercise of options and warrants and
conversion  of  preferred   stock  may  further  dilute
the interests of the stockholders. The possible future issuances of common stock on the exercise of options and warrants or the conversion of preferred stock could adversely affect the prevailing market price of Foreland's common stock. Further, the holders of options and warrants may exercise them at a time when Foreland would otherwise be able to obtain additional equity capital on terms more favorable to Foreland.

Dividend Policy

         Foreland has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. If Foreland were to generate cash from operations, it would likely use any cash from operations to expand its business operations.

         Foreland has issued and outstanding an aggregate of $2,000,000 in 1998 Series Convertible Preferred Stock with a cumulative dividend of 12% per annum, payable in cash quarterly when and as declared by the board of directors.

Unregistered Sales of Securities

         During 1999, the year covered by this report, Foreland sold securities without registration under the Securities Act of 1933 (the "Securities Act") in the following transactions:

1. Persons converted 117,000 shares of 1995 Preferred Stock into 39,000 shares of common stock. The shares of common stock issued in such conversions were issued without registration in reliance on the exemption from registration requirements of the Securities Act provided in ss. 3(a)(9) thereof.

2. Foreland issued 23,055 shares of common stock to a consultant for services rendered to Foreland.

         Except as otherwise noted, the securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

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

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Historical Overview

         Since its organization in June 1985, Foreland has been engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. In an effort to increase the financial return to Foreland from its crude oil productions and expand its operations, in August 1998 Foreland began crude oil refining and marketing of petroleum products. These operations employed the Eagle Spring Refinery and Tonopah Refinery assets and trucking fleet purchased from Petro Source in August 1998. In March and April 2000, Foreland voluntarily surrendered these assets, together with the Eagle Springs, Nevada and other producing properties and a principal exploration prospect, to Foreland's primary secured creditor.

         Through 1996, Foreland funded its exploration program principally from the sale of common and preferred stock. In November 1996, Foreland established a bank credit facility, now repaid. In early 1998, Foreland arranged to borrow up to $16.9 million from EIF to fund certain activities. Through December 31, 1999, Foreland had borrowed $12.6 million from EIF. During 1999, the credit facility was amended, with a net additional draw of $200,000, and further loan commitments were terminated. In connection with the EIF financing, Foreland granted EIF warrants to purchase an aggregate of 1,500,000 shares of common stock at $6.00 per share, issued 250,000 shares of common stock to EIF, and sold to EIF for $2,000,000 in cash 2,000 shares of 1998 Series Preferred Stock, convertible into an aggregate of 333,333 shares of common stock. As discussed below, in late 1998 Foreland became in default on the EIF loan, which was classified as a short-term liability as of December 31, 1998. In 1998, Foreland Refining Corporation, a subsidiary of Foreland, established a $2,000,000 line of credit with a commercial bank which is collateralized by accounts receivable and inventory. Subsequent to December 31, 1999, this line of credit was amended to increase the line to $3,000,000 and was transferred as part of Foreland's voluntary surrender of assets in March 2000.

         On December 31, 1997, Foreland obtained an option to purchase certain oil refining and transportation assets and operations from Petro Source. Foreland paid $520,000 for the option by issuing 130,000 shares of common stock. Foreland subsequently exercised the option and, on August 12, 1998, completed the purchase of the refining and transportation assets by paying $5,000,000 in cash (utilizing funds from the EIF loan), with the remaining $2,676,322 purchase price paid by the issuance of 763,602 shares of common stock, subject to adjustment in the number of shares and potential issuances of additional shares so that the resale of such shares by Petro Source yields net proceeds equal to $2,676,332 plus interest at 10% per annum. In addition, Foreland issued 100,000 shares of common stock to Petro Source at the closing of the purchase. Beginning in 1999, Foreland was required to make monthly cash payments equal to 5% per annum of the amount by which $2,676,333 exceeds net proceeds received by Petro Source from the sale of the shares of common stock (not including the 130,000 shares to receive the option or 100,000 of the shares issued at closing). Petro Source has not sold any of the 863,602 shares issued at closing and has filed a lawsuit against Foreland and others seeking payment of the balance owing. See "Item 3. Legal Proceedings."

         The auditor's report on the financial statements of Foreland as of December 31, 1999, contains an explanatory paragraph as to the ability of Foreland to continue as a going concern because of its continuing losses from operations.

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities and the need for substantial amounts of additional investment, strategic alliances, or a sale, merger, or reorganization involving all or portions of its business and operations.

o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 1999, after giving effect only to the subsequent surrender of assets and related liabilities in foreclosure, Foreland had current assets of $88,000 and current liabilities of $4,304,000 related to its continuing operations, for a working capital deficit of $4,216,000. In addition, as of such date and as so adjusted, Foreland had total assets of $372,000 and total liabilities related to its continuing operations, of $4,304,000, for a stockholders' deficit relating to its continuing operations of $4,304,000. As of December 31, 1999, Foreland had an accumulated deficit of $43.346,000.

o All Of Foreland's Obligations Are Substantially Past Due. All of Foreland's $4,304,000 in current liabilities associated with its continuing operations as of December 31, 1999, were substantially past due except that

     $2,676,000 of such amount due the seller of acquired business, plus $319,000 in interest, constitutes a claim for relief under a lawsuit in which Foreland has asserted defenses. See "Item 3. Legal Proceedings." Three creditors with claims aggregating $445,000 have obtained judgments against Foreland. In addition, in March 2000 Petro Source Corporation, from which the Company purchased oil refining, transportation, and marketing assets in 1998, filed a lawsuit seeking the recovery from Foreland and other defendants of $2.9 million actual damages plus punitive damages, costs, attorneys' fees, and interest.

o Foreland Has No Revenue Or Cash. Foreland has no cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to meet its ongoing obligations for general and administrative expenses, lease payments, payments to creditors, and other costs.

o Foreland Has Very Limited Assets On Which To Base A Financial Recovery. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's remaining assets consist of only other exploration prospects on approximately 49,000 gross acres of non-producing leases and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years. In addition, Foreland has retained until May 31, 2000, the right, in agreed circumstances, to participate at a 50% interest in drilling ventures on the principal exploration prospect conveyed to the secured creditor.

o Foreland Has No Liquidity Or Cash With Which To Reactivate. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland has no present ability to generate revenues. Foreland has insufficient cash to maintain its exploration leaseholds, pay its
     personnel,   satisfy  claims  of  creditors,   or  undertake  oil  and  gas
     exploration.

o Foreland's Audit Report For The Year Ended December 31, 1999, Contains A Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 1999, financial statements, as for preceding fiscal years, contains an explanatory paragraph which indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

o Possible Inability To Continue. As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.

Results of Operations

         Note that in view of the voluntary surrender of Foreland's production, refinery, transportation, marketing, and certain exploration assets in March and April 2000, the following discussion should not be considered indicative of its future results of operation

         1999 and 1998

         Foreland had no oil sales to external customers in 1999 as compared to $838,000 in 1998. The $1,595,000 of oil revenue for 1999 was used in Foreland's refining operations compared to $486,000 used internally in 1998.

         The refining and transportation revenues for 1999 were $28,217,000 on sales of approximately 1 million barrels of refined products, compared to $9,704,000 for the period August through December 1998 on sales of 460,200 barrels of refined products. Foreland purchased the refining and transportation assets effective as of May 31, 1998, with a closing date of August 12, 1998. The revenues for the period from June 1, 1998, through the closing date were approximately $4.6 million. The sales during such period were accounted for as adjustments to the purchase price of the assets. These operations were suspended in 2000 as a result of the voluntary surrender of assets to EIF.

         Oil and gas production costs for 1999 attributable to the assets surrendered to EIF increased only $15,000, or 1.5%, to $959,000. Per barrel production expense decreased $1.35 per barrel, or 23.2%, to $4.48 in 1999, as compared to $5.83 per barrel in 1998.

         Refinery and transportation operations cost of goods sold for 1999 was $20,679,000 as compared to $6,864,000 for August through December 1998. Other costs (including transportation costs) were $4,542,000. The increase in other costs over the same figure for 1998 of $1,986,000, representing a 128.7% increase, was due to a turnaround project completed at the Tonopah refinery, costs incurred in connection with preparation for a wax production program, and the fact that the figure for 1999 represents a full year in 1999 rather than just a five-month period in 1998.

         Oil and gas exploration costs decreased $1,609,000, or 83.4%, to $320,000 in 1999 as compared to a year earlier as a result of Foreland's decreased exploration and development activity. All of such amount incurred in 1999 was attributable to assets retained by Foreland after the surrender of assets to EIF. During 1999, Foreland had no oil exploration dry hole costs as compared to $1,706,000 in 1998.

         Foreland had no abandonment and impairment expenses for 1999. The 1998 abandonment and impairment expenses were $3,651,000, due primarily to impairment of the producing wells resulting from the assessment of the carrying cost of long-lived assets when events or circumstances (i.e., reduced oil and gas prices) indicated that the carrying value of the long-lived assets may not be recoverable.

         Depreciation, depletion and amortization decreased $3,448,000, or 80.9%, to $884,000, as compared to the previous year. Of such amount, $816,000 was attributable to the assets surrendered to EIF, and $68,000 was attributable to assets retained by Foreland. The 1999 decrease was due principally to the fact that Foreland's reserves were significantly decreased in 1998 because oil prices at December 31, 1998, adversely affected the estimated quantity of Foreland's reserves contributing to increased depreciation and depletion for 1998.

         General and administrative expenses increased $1,203,000, or 90.9%, to $2,526,000 for 1999, as compared to 1998. General and administrative costs attributable to assets surrendered to EIF were $1,266,000 while general and administrative expenses attributable to retained assets were $1,260,000. The increase from 1998 is due primarily to the full year of operations at Foreland Refining in 1999 as compared to only five months in 1998 and costs associated with the Cowboy facility.

         Net interest expense increased $1,042,000 to $2,773,000 primarily because of the interest payments associated with the debt payable to EIF and accrued interest due on the Petro Source obligation.

         During 1999, Foreland accrued dividends on preferred stock in the amount of $240,000, while in 1998, the net loss applicable to common stockholders was increased by dividends of $37,000 on preferred stock. This amount is for earnings per share calculations only and is not recorded in Foreland's financial statements, until such stock dividends are declared by Foreland.

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

         Foreland's accounting policy requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicate that the carrying value of long lived assets may not be recoverable. When an assessment for impairment of oil and gas properties is performed, Foreland is required to compare the net carrying value of proved oil and gas properties on a lease by lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. The result of this accounting policy caused Foreland to recognize an impairment charge of $3,651,000 in the fourth quarter of 1998, but none in 1999. Foreland expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry sharing arrangements, of property interests.

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

Liquidity and Capital Resources

         1999 Activities

         Foreland's operations used net cash of $107,000 in 1999 when Foreland reported a net loss of $1,967,000 from continuing operations and $1,778,000 from the operations surrendered to EIF, for an aggregate net loss of $3,745,000. The 1999 loss included expenses which generally did not require cash for the current period of $884,000 for depreciation, depletion and amortization, $767,000 for amortization of debt issuance and debt discount costs associated with the debt financing with EIF, and $319,000 of accrued interest on the Petro Source obligation. Changes in operating assets and liabilities retained by Foreland required cash expenditures of $2,115,000, while changes in current assets and current liabilities surrendered to EIF, net of the effect of the acquisition, provided cash in the amount of $3,747,000. This is compared to Foreland's operations that used net cash of $2,160,000 in 1998 when Foreland reported a net loss of $13,872,000. The 1998 loss included non-cash expenses of $5,356,000 for abandonments and impairments, $4,264,000 for depreciation, depletion and amortization, and $784,000 for amortization of debt issuance and debt discount costs associated with the debt financing with EIF. Changes in components of working capital had the net effect of providing cash of $1,320,000.

         Investing activities required cash of $1,938,000 in 1999, including approximately $1.8 million for additions to property and equipment. Investing activities in 1998 required cash of $4,358,000 for additions to property and equipment.

         As noted above, cash required for both operating and investing activities was provided from financing activities during the fiscal year ending December 31, 1999. Financing activities for 1999 provided $196,000, primarily from the proceeds from debt of $307,000, less payment of costs associated with the issuance of debt in the amount of $98,000. Financing activities for 1998 provided $8,326,500, primarily from the proceeds from debt of $6,401,000 and the sale of $2,000,000 in stock.

         Debt Financing

         In January 1998, Foreland completed the debt financing arrangement with EIF. This arrangement was amended in August 1998 and again in February 1999. During 1998 and 1999, Foreland drew an aggregate of $12.6 million under this facility to fund most of its cash requirements.

         Pursuant to the terms of the financing arrangement, Foreland was required to make payments of interest only through November 1998, after which payments of principal and interest were required to amortize the indebtedness generally over 48-months; provided, however, that the final payment of all accrued but unpaid interest and the remaining principal balance was due on January 1, 2002. Foreland also agreed to transfer to EIF a 3% overriding royalty interest in Foreland's interest in its proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties.

         Amounts due under the financing arrangement were collateralized by oil and gas properties, and Foreland was required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remained outstanding. Foreland initially issued to EIF five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share. The warrants were subsequently amended to purchase an aggregate of 1,500,000 shares at $6.00 per share. Foreland granted EIF the right to designate a representative for appointment to the board of directors of Foreland. EIF designated Robert Gershen as its representative, who served as a director until, April 28, 1999, when he resigned.

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

         In February 1999, EIF agreed to reschedule the principal amortization to commence April 1999. In consideration of these loan modifications, Foreland agreed that it would issue shares of restricted common stock to EIF and extend the exercise period of and, in specified circumstances, adjust the exercise price of the common stock purchase warrants held by EIF. Foreland drew an additional net $200,000 under the loan arrangement, and additional loan commitments were canceled.

         Foreland was unable to pay principal payments of $338,096 due April 1, 1999, on the $12.6 million in indebtedness due EIF and was not in compliance with certain financial covenants relating to minimum cash flow, equity requirements, current ratio, debt service ratio, and general administrative expense percentages. On April 15, 1999, EIF agreed to defer the first principal payment until May 1, 1999, and waive compliance with the financial covenants until May 15, 1999. Foreland implemented cost cutting measures and restructured its resources in an attempt to be able to make the required payments and comply with the financial covenants, but was unable to do so.

         On November 16, 1999, Foreland entered into a Voluntary Surrender Agreement with EIF pursuant to which Foreland agreed to surrender its Eagle
Springs, Nevada and other producing properties, its refining and marketing operations, its transportation company, and a principal exploration prospect and related database, all of which were pledged as security for the EIF indebtedness. In March and April 2000, Foreland completed the surrender of such properties to EIF in satisfaction of the secured indebtedness with an outstanding principal balance of $12.6 million.

Current and Future Requirements

         As noted above, as of December 31, 1999, as adjusted to give effect only to the voluntary surrender of assets to EIF in March and April 2000, Foreland had accrued liabilities, all of which were currently or substantial past due, of $4,304,000, with current assets of only $88,000 for a working capital deficit of $4,216,000. Current liabilities include an aggregate of $445,000 due on judgments obtained by creditors and $2.7 million due the seller of an acquired business plus $319,000 in accrued interest included in a claim for compensatory damages in a lawsuit in which Foreland has asserted certain defenses. Therefore, Foreland would require $4,520,000 or more if it were to satisfy all of the foregoing obligations. Foreland intends to seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

         In some instances, Foreland may seek to satisfy creditors' claims by issuing securities, which would dilute the interests of existing stockholders.

         Foreland's current liabilities include an aggregate of $495,000 accrued but unpaid officers' salaries that may be paid with either securities or cash, to the extent available. Although none of the officers to whom such amounts are payable have demanded payment, none is precluded from doing so.

         In connection with the lawsuit initiated by Petro Source against Foreland, its former director, Robert D. Gershen, and EIF, Foreland has submitted a claim to its insurance carrier for reimbursement of defense costs and coverage for resulting damages, subject to the applicable deductible. The insurance carrier has indicated preliminarily that the claim would be covered by the policy, subject to the reservation of rights to deny coverage subsequently. The amount sought in the lawsuit exceeds the amount of insurance coverage so Foreland would have to pay additional amounts if the plaintiff obtained a judgment for the amount sought. In addition, Foreland may be subject to claims of indemnification from Mr. Gershen or other officers or directors who incur damages as a result of their service as officers or directors of Foreland, in accordance with its articles of incorporation and bylaws and Nevada corporate law.

         In addition to the capital required to meet its past due obligations, Foreland needs funds for its remaining continuing operations following the voluntary surrender of assets in March and April 2000. As a result of this surrender and the resulting cost-cutting measures associated with the elimination of Foreland's revenues, Foreland continuing operations require cash principally for lease payments on retained Nevada leases, salaries for continuing employees, professional fees for assistance in meeting regulatory requirements and dealing with creditors and others, and other general and administrative expenses. The aggregate amount of these items varies, but generally approximates from $150,000 to $250,000 per quarter. Foreland requires additional funds to meet costs for these items accruing after the April 2000 surrender, but cannot assure that it will be obtain such amount from any source.

         Foreland is seeking to participate in exploration of the Hay Ranch prospect conveyed to EIF in the voluntary surrender of assets in April 2000 as a basis for obtaining new cash investment and reaching an arrangement with its creditors that will enable Foreland to continue. Foreland is seeking to form a drilling venture of one or more industry or financial participants to undertake a multiple well drilling project on the Hay Ranch prospect under a farmout from EIF, perhaps including drilling or other exploration on prospects on Foreland's retained acreage. Such a drilling program may involve expenditures of approximately $550,000 to $850,000 per well to be drilled, depending on projected depth, plus at least $100,000 for additional geological and geophysical work and related exploration support. Under such an arrangement, Foreland would attempt to negotiate for its share of costs to be paid by the other participants, retaining only a minority interest in the venture. Alternatively, Foreland may seek to raise funds through the sale of equity or debt securities to provide its share of drilling funds and for other corporate purposes. Foreland does not expect that it will be able to obtain any additional financing from any source unless and until it is able to reach agreements acceptable to investors with its various creditors so that substantially all new money invested will be available for Nevada exploration and not exposed to claims of current creditors. Foreland cannot predict the amount of money that may be required to obtain the forbearance or compromise of the claims of its existing creditors with claims aggregating approximately $4,304,000. Foreland has reached an informal arrangement with two of its judgment creditors for a substantial reduction in the amount payable if paid within an agreed period. Further, the amount to be used for Nevada exploration and related costs will depend on the percentage interest that Foreland may be able to retain. There is no assurance that Foreland will be successful in accomplishing these tasks.

         Because of its financial condition and the nature and amount of its creditors' claims, Foreland may be susceptible to an involuntary petition under the Bankruptcy Act seeking Foreland's liquidation. In addition, if Foreland is unable to reach satisfactory accommodations with its creditors or immediately obtain urgently required capital, it may be forced to seek protection under Chapter 11 of the Bankruptcy Act while it seeks to reorganize its assets and liabilities.

Inflation

         Foreland's activities have not been, and in the near-term are not expected to be, materially affected by inflation or changing prices in general. Foreland's oil exploration and production activities are generally affected by prevailing sales prices for oil and the recent significant decreases in oil prices have caused some activities to be uneconomic.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The  following  financial   statements  are  included  in  this  report
immediately following the signature page:

Title of Document                                                         Page
    Index to Consolidated Financial Statements                             F-1
    Report of Hein + Associates LLP, Certified Public Accountants          F-2
    Consolidated Balance Sheet - As of  at December 31, 1999               F-3
    Consolidated Statements of Operations - For the Years Ended
      December 31, 1998, and 1999                                          F-5
    Consolidated Statements of Stockholders' Equity - For the Years
      Ended December 31, 1998, and 1999                                    F-6
    Consolidated Statements of Cash Flows - For the Years Ended
      December 31, 1998, and 1999                                          F-7
    Notes to Consolidated Financial Statements                             F-9



--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Foreland and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

                                    PART III.

--------------------------------------------------------------------------------
          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

         The following table sets forth the name, age, term of directorship, and principal business experience of each director and executive officer of Foreland who has served in such position since Foreland's last fiscal year.

                                    Director                     Business Experience During Past
           Name              Age      Since                      Five Years and Other Information
 -------------------------- ------  ---------- ---------------------------------------------------------------------
 Grant Steele*              75      1985       Co-founder  and  chairman.  Executive  officer  and  chairman of the
                                               Company   since   organization   in  1985.   Employed  by  Gulf  Oil
                                               Corporation   from  1953  to  1983.   From   1973  to  1980,   Chief
                                               Geologist--U.S.  for Gulf  Oil.  Graduated  from the  University  of
                                               Utah,  Salt Lake  City,  Utah,  in 1949  with  bachelor  of  science degree.  Earned his  doctorate  in geology  from the  University  of
                                               Washington in 1959. Certified  professional  geologist and an active member of the American  Association of Petroleum Geologists (awarded a  distinguished  service  award in 1984),  the  Houston  Geological
                                               Society,   and  the   Society  of   Economic   Paleontologists   and
                                               Mineralogists.

 N. Thomas Steele*          55      1985       Co-founder  and  president.  Officer and director of Foreland  since organization  in  1985.  Elected  president  in May  1996.  Prior to joining  Foreland  in 1985,  president  of Magnum  Resources,  Inc.,
                                               Ogden,  Utah,  a company  engaged in mineral  exploration  in Nevada and Utah.

 Bruce C. Decker            49      1994       Officer and director of Foreland  since 1994.  Officer of the Krutex
                                               Energy  Corporation  from 1983  through  acquisition  by Foreland in
                                               1989.  Received  bachelor's  degree in finance and  management  from the University of Utah in 1973.

    *  Grant Steele is the uncle of N. Thomas Steele.

         Robert D. Gershen resigned as a director in April 1999 and Lee B. Van Ramshorst resigned as a director in May 1999.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of forms 3, 4, and 5, and amendments thereto, furnished to Foreland during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of Foreland or any other person known to be subject to Section 16 of the Exchange Act, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

--------------------------------------------------------------------------------
                        ITEM 10. Executive Compensation
--------------------------------------------------------------------------------

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

                                                                      Long Term Compensation
                                                                ------------------------- ----------
                                     Annual Compensation                 Awards            Payouts
                                ------------------------------- ------------------------- ----------
         (a)             (b)       (c)       (d)       (e)          (f)           (g)        (h)        (i)
                                                    Other                     Securities
                                                    Annual       Restricted   Underlying   Award     All Other
                       Year                         Compen-sation  Stock       Options/    Plan       Compen-
Name and Principal     Ended     Salary     Bonus       ($)       Award(s)       SARs      Payouts     sation
Position               Dec. 31     ($)       ($)                    ($)           (#)        ($)        ($)
---------------------- -------- ---------- -------- ----------- ------------- ------------ --------- -----------
N. Thomas Steele        1999      119,300       --      10,000       --          --/--          --         --
President (CEO)         1998      129,800       --      24,000       --          --/--          --         --
                        1997      129,800   23,884      24,000       --       300,000/--        --         --

Bruce C. Decker         1999      113,167       --          --       --          --/--          --         --
                        1998      119,000       --      24,000       --          --/--          --         --
                        1997      119,000   10,836      24,000       --       300,000/--        --         --
---------------------- -------- ---------- -------- ----------- ------------- ------------ --------- -----------

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

         (a)                   (b)                  (c)                  (d)                  (e)
                                                                      Number of
                                                                     Securities            Value of
                                                                     Underlying           Unexercised
                                                                     Unexercised         In-the-Money
                                                                 Options/SARs at FY   Options/SARs at FY
                       Shares Acquired on                              End (#)              End ($)
        Name              Exercise (#)      Value Realized ($)      Exercisable/         Exercisable/
                                                                  Unexercisable(1)     Unexercisable(2)
---------------------- -------------------- -------------------- -------------------- --------------------
N. Thomas Steele,              --                   --             399,000/75,000            --/--
President (CEO)

Bruce C. Decker                --                   --             325,000/75,000            --/--

---------------------- -------------------- -------------------- -------------------- --------------------

(1) For a complete description of the terms of options held by the Name Executive Officers, see "Principal Shareholders" below.

(2) Based on the closing sales price on Nasdaq for the Common Stock of $0.125 on December 31, 1999.

Employment Agreements

         Effective September 2, 1997, Foreland entered into new executive employment agreements with its executive officers in order to provide a prospective lender assurances that key management personnel would have a strong incentive to remain in their positions during the term of the loan. Under the agreements, during 1999, N. Thomas Steele, and Bruce C. Decker received base salaries of $125,000, and $119,000, respectively. The agreements provide for a $48,000 increase in each such executive officer's annual salary at such time as Foreland achieves sustained net oil production of at least 1,000 barrels per day for any calendar month. Each employment agreement is for a 36-month term and is automatically renewed each month for a new 36-month term. The employment agreements contain covenants not to compete for two years after termination of employment, restrictions on the disclosure of confidential information, provisions for reimbursement of expenses and payment of major medical insurance coverage, and an agreement of Foreland to register securities of Foreland held by such persons at the request of the employees.

         In connection with the agreements, N. Thomas Steele and Bruce C. Decker received ten-year options to purchase 200,000 shares of Common Stock at a price of $2.50 per share. Additionally, each executive received ten-year options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. Such options are now 75% vested and will fully vest on the next anniversary date. In the event of termination of employment resulting from a change in control not approved by the board of directors, each executive will receive payment, in cash or Common Stock, at the executive's option, in an amount equal to the executive's base salary for the remaining term of his respective employment agreement plus any incentive compensation previously earned. In addition, all options held by the executive shall immediately become vested and exercisable and the executive shall receive payment equal to the fair market value of the options granted under the employment agreement times the number of unexercised options in consideration of the cancellation of such options.

Directors' Compensation

         The board previously approved the payment of $2,000 per month to each of Foreland's directors who are also employees of Foreland. This payment was waived subsequent to December 31, 1998, but one director received payment for five months in 1999. Foreland has a stock option plan to compensate those directors who are not employees. Under this plan, Lee B. Van Ramshorst and Robert D. Gershen were each granted options to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $5.00 per share. Such options are presently vested to purchase 25,000 each. Mr. Gershen resigned from the board of directors in April 1999. Mr. Van Ramshorst resigned from the board of directors in May 1999.

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

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth, as of the date hereof, the outstanding Common Stock of Foreland owned of record or beneficially by each person who owned of record, or was known by Foreland to own beneficially, more than 5% of Foreland's shares of Common Stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

                                                                       Number of Common       Percentage of
        Name of Beneficial Owner              Nature of Ownership       Shares Owned(1)        Ownership(2)
        ------------------------              -------------------       ---------------        ------------
Directors and Principal Stockholders
     Grant Steele                            Common Stock                    78,832                 0.8%
                                             Options                        183,333(3)              1.8
                                                                         ----------
                                             Total                          262,165                 2.6

     N. Thomas Steele                        Common Stock                    50,888                 0.5
                                             Options                        474,000(4)              4.6
                                                                         ----------
                                             Total                          524,888                 5.1

     Bruce C. Decker                         Common Stock                    13,334                 0.1
                                             Options                        400,000(5)              3.9
                                                                         ----------
                                             Total                          413,334                 4.1

     Energy Income Fund, L.P.                Common Stock                   250,000                 2.6
                                             Warrants                     1,500,000(6)             13.4
                                             Preferred Stock                333,333(6)              3.3
                                                                         ----------
                                             Total                                                 18.0

     Petro Source Corporation                Common Stock                   863,602                 8.9

All Executive Officers and Directors as
  a Group (four persons)                     Common Stock                   143,054                 1.5
                                             Options                      1,057,333                 9.8
                                             Warrants                            --                  --
                                                                          ---------                ----
                                             Total                        1,201,387                11.1%
                                                                          =========                ====

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

--------------------------------------------------------------------------------
            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's length negotiations.

         Salary Deferrals and Waivers; Officer and Director Notes Payable

         Foreland owed $348,691 in salaries and interest to two current officers and directors and a former officer and director at December 31, 1999. Foreland also had outstanding loans from a current officer and director and two former officers and directors in the amount of $316,279 as of such date.

         EIF Financing

         In December 1997, Foreland entered into a financing arrangement with EIF, L.P. ("EIF"), that was amended in August 1998 and February 1999. Amounts due under the financing arrangement were collateralized by substantially all of the property and equipment of Foreland, and Foreland was required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding. In connection with the EIF financing, Foreland granted EIF warrants to purchase an aggregate of 1,500,000 shares of common stock at $6.00 per share, issued 250,000 shares of common stock to EIF, and sold to EIF for $2,000,000 in cash 2,000 shares of 1998 Series Preferred Stock, convertible into an aggregate of 333,333 shares of common stock. Foreland also agreed to transfer to EIF a 3% overriding royalty interest in the Company's proved oil and gas properties and a 1% overriding royalty interest in certain unproved properties. As of December 31, 1999, Foreland had borrowed approximately $12.6 million pursuant to the financing arrangement. On November 16, 1999, Foreland entered into a Voluntary Surrender Agreement with EIF pursuant to which Foreland agreed to surrender its Eagle Springs, Nevada and other producing properties, its refining and marketing operations, its transportation company, and a principal exploration prospect and related database, all of which were pledged as security for the EIF indebtedness. In March and April 2000, Foreland completed the surrender of such properties to EIF in satisfaction of the secured indebtedness with an outstanding principal balance of $12.6 million.

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

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits. The following exhibits are included as part of this report:

                        SEC
    Exhibit          Reference
      No.               No.                            Title of Document                              Location
-----------------  --------------  -----------------------------------------------------------   --------------------
Item 2.                            Plan of Acquisition, Reorganization, Arrangement,
                                     Liquidation or Succession
----------------------------------------------------------------------------------------------
    2.01                 2         Option and Purchase Agreement between Foreland, Petro          Incorporated by
                                     Source  Corporation,  Petrosource  Refining                    Reference(14)
                                     Corporation, and Petrosource Transportation
                                     dated December 31, 1997 Amendment to Option
                                     and Purchase Agreement between

    2.02                 2         Foreland, Petro Source Corporation, Foreland Refining          Incorporated by
                                     Corporation, and Petrosource Transportation                    Reference(16)
                                     dated August 11, 1998

Item 3.                            Articles of Incorporation and Bylaws
----------------------------------------------------------------------------------------------
    3.01                 3         Articles of Incorporation                                     Incorporated by
                                                                                                   Reference(13)

    3.02                 3         Bylaws                                                        Incorporated by
                                                                                                   Reference(2)

Item 4.                            Instruments Defining the Rights of Security Holders,
                                     Including Indentures
----------------------------------------------------------------------------------------------
    4.01                 4         Specimen Common Stock Certificate                             Incorporated by
                                                                                                   Reference(1)

    4.02                 4         Designation of Rights, Privileges, and Preferences of         Incorporated by
                                     1991 Series Preferred Stock                                   Reference(1)

    4.03                 4         Designation of Rights, Privileges and Preferences of 1994     Incorporated by
                                     Series Convertible Preferred Stock                            Reference(3)

    4.04                 4         Designation of Rights, Privileges and Preferences of 1995     Incorporated by
                                     Series Convertible Preferred Stock                            Reference(7)

    4.05                 4         Form of Warrants to Kevin L. Spencer and Jay W. Enyart        Incorporated by
                                                                                                   Reference(8)

    4.06                 4         Form of Rights Agreement dated effective April 12, 1997,      Incorporated by
                                     between Foreland and Atlas Stock Transfer Corporation         Reference(12)

    4.07                 4         Warrant of Energy Income Fund, L.P., dated January 6,         Incorporated by
                                     1998, to purchase 750,000 shares of common stock at           Reference(14)
                                     $6.00 per share

    4.08                 4         Warrant of Energy Income Fund, L.P., dated August 10,         Incorporated by
                                     1998, to purchase 250,000 shares of common stock at           Reference(16
                                     $10.00 per share (replaces warrant dated January 6,
                                     1998 for 250,000 shares of common stock at $10.00 per
                                     share)

    4.09                 4         Designation of Rights, Privileges and Preferences for         Incorporated by
                                     1998 Series Convertible Preferred Stock                       Reference(16)


    4.10                 4         Registration Rights Agreement between Energy Income Fund,     Incorporated by
                                     L.P., and Foreland, dated as of August 10, 1998               Reference(16)

Item 10.                           Material Contracts
----------------------------------------------------------------------------------------------
   10.01                10         Option Agreement between N. Thomas Steele and Foreland,       Incorporated by
                                     dated June 24, 1985**                                         Reference(6)

   10.02                10         Option Agreement between Grant Steele and Foreland, dated     Incorporated by
                                     June 24, 1985**                                               Reference(6)

   10.03                10         Form of Options to directors dated April 30, 1991 with        Incorporated by
                                    respect to options previously granted 1986**                  Reference(1)

   10.04                10         Form of Nonqualified Stock Option between Foreland and        Incorporated by
                                     unrelated third parties, with related schedule                Reference(4)

   10.05                10         Form of Promissory Notes relating to certain options          Incorporated by
                                     exercised by officers, with related schedule                  Reference(5)

   10.06                10         Form of Option granted pursuant to reload provisions of       Incorporated by
                                     previously granted options with related schedule              Reference(5)

   10.07                10         Form of Registration Agreement relating to Units              Incorporated by
                                     consisting of 1995 Series Preferred Stock and M               Reference(7)
                                     Warrants

   10.08                10         Form of Revised Executive Employment Agreement between        Incorporated by
                                     Foreland and executive officers, with related schedule**      Reference(9)

   10.09                10         Form of Nonqualified Stock Options granted to executive       Incorporated by
                                     officers dated July 18, 1996, with related schedule**         Reference(9)

   10.10                10         Form of Nonqualified Stock Options granted to executive       Incorporated by
                                     officers in connection with employment agreements, with       Reference(9)
                                     related schedule**

   10.11                10         Form of Nonqualified Stock Options granted to employees       Incorporated by
                                     in connection with employment agreements, with related        Reference(9)
                                     schedule

   10.12                10         Purchase and Sale Agreement dated November 14, 1996,          Incorporated by
                                     between Plains Petroleum Operating Company and Eagle          Reference(10)
                                     Springs Production Limited Liability Company,
                                     respecting the purchase of Plains' interest in the
                                     Eagle Springs field, with related Assignment,
                                     Conveyance, and Bill of Sale

   10.13                10         Financing Agreement dated as of January 6, 1998, by and       Incorporated by
                                     among Foreland, Eagle Springs Production Limited              Reference(14)
                                     Liability Company and Energy Income Fund, L.P.

   10.14                10         Refinancing Note dated as of January 6, 1998, by Foreland     Incorporated by
                                     and Eagle Springs Production Limited Liability Company        Reference(14)

   10.15                10         Development Note dated as of January 6, 1998, by Foreland     Incorporated by
                                     and Eagle Springs Production Limited Liability Company        Reference(14)

   10.16                10         Acquisition Note dated as of January 6, 1998, by Foreland     Incorporated by
                                     and Eagle Springs Production Limited Liability Company        Reference(14)


   10.17                10         Deed of Trust, Security Agreement, Assignment of              Incorporated by
                                     Production and Proceeds, Financing Statement and              Reference(14)
                                     Fixture Filing dated as of January 6, 1998, by and
                                     among Foreland, Eagle Springs Production Limited
                                     Liability Company, First American Title Company of
                                     Nevada, and Energy Income Fund, L.P.

   10.18                10         Assignment of Overriding Royalty Interest dated effective     Incorporated by
                                     as of January 1, 1998,  of a 3% net revenue                   Reference(14)
                                     interest  Reference(14)  from  Foreland and
                                     Eagle Springs  Production Limited Liability
                                     Company to Energy Income Fund, L.P.

   10.19                10         Assignment of Overriding Royalty Interest dated effective     Incorporated by
                                     as of January 1, 1998,  of a 1% net revenue                   Reference(14)
                                     interest  Reference(14)  from  Foreland and
                                     Eagle Springs  Production Limited Liability
                                     Company to Energy Income Fund, L.P.

   10.20                10         Option and Purchase Agreement between Foreland                Incorporated by
                                     Corporation and Petro Source Corporation respecting the       Reference(15)
                                     purchase of Petro Source Transportation dated effective
                                     December 31, 1997

   10.21                10         Purchase and Sale Agreement dated effective December 31,      Incorporated by
                                     1998, between Foreland and Plains Petroleum Operating         Reference(15)
                                     Company

   10.22                10         Purchase Contract Confirmation dated effective December       Incorporated by
                                     15, 1997, between Foreland and Petro Source Refining          Reference(15)
                                     Partners

   10.23                10         First Amendment to Financing Agreement between Foreland,      Incorporated by
   10.23                10           Eagle Springs Production Limited Liability Company,           Reference(16)
                                     Foreland Refining Corporation, Foreland Asset
                                     Corporation, Petrosource Transportation, and Energy
                                     Income Fund, L.P., dated August 10, 1998

   10.24                10         Stock Purchase Agreement dated August 10, 1998, between      Incorporated by
                                     Energy Income Fund, L.P., and Foreland                       Reference(16)

   10.25                10         First Allonge to Acquisition Note in the original             Incorporated by
                                     principal amount of $2,327,000, dated as of August 10,        Reference(16)
                                     1998

   10.26                10         First Allonge to Development Note in the original             Incorporated by
                                     principal amount of $13,893,000, dated as of August 10,       Reference(16)
                                     1998

   10.27                10         First Allonge to Refinancing Note in the original             Incorporated by
                                     principal amount of $680,000, dated as of August 10,          Reference(16)
                                     1998

   10.28                10         Environmental Indemnity Agreement between Petro Source        Incorporated by
                                     Corporation, Petrosource Investments, Inc., Foreland,         Reference(16)
                                     Foreland Refining Corporation, Foreland Asset
                                     Corporation, and Petrosource Transportation dated
                                     August 11, 1998

   10.29                10         Second Amendment to Deed of Trust, Security Agreement,        Incorporated by
                                     Assignment  of  Production   and  Proceeds,                   Reference(16)
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
                                     Foreland,  Eagle Springs Production Limited
                                     Liability  Company,  First  American  Title
                                     Company of Nevada,  and Energy Income Fund,
                                     L.P.


   10.30                10         Operating Agreement of Cowboy Asphalt Terminal, LLC,          Incorporated by
                                     between Crown Asphalt Company, and Foreland                   Reference(18)
                                     Asphalt  Corporation,  dated as of  January
                                     12, 1999

   10.31                10         Second Amendment to Financing Agreement between Foreland,     Incorporated by
                                     Eagle Springs Production Limited Liability Company,           Reference(18)
                                     Foreland Refining Corporation, Foreland Asset
                                     Corporation, Petrosource Transportation, and Energy
                                     Income Fund, L.P., dated as of February 4, 1999

   10.32                10         First Amendment to Registration Rights Agreement between      Incorporated by
                                     Energy Income Fund, L.P., and Foreland, dated as of           Reference(18)
                                     February 4, 1999

   10.33                10         First Amendment to Common Stock Purchase Warrant dated        Incorporated by
                                     January 6, 1998 (Warrant No. 1), dated as of February         Reference(18)
                                     4, 1999

   10.34                10         First Amendment to Common Stock Purchase Warrant dated        Incorporated by
                                     August 10, 1998 (Warrant No. 2), dated as of February         Reference(18)
                                     4, 1999

   10.35                10         Common Stock Issuance Agreement between Energy Income         Incorporated by
                                     Fund, L.P., and Foreland, dated as of February 4, 1999        Reference(18)

   10.36                10         Security Agreement (relating to fixtures) between             Incorporated by
                                     Foreland Asphalt Corporation and Energy Income Fund,          Reference(18)
                                     L.P., dated as of February 4, 1999

   10.37                10         Pledge and Security Agreement (Cowboy Asphalt Terminal,       Incorporated by
                                     L.LC. membership interests) from Foreland Asphalt             Reference(18)
                                     Corporation to Energy Income Fund, L.P., dated as of
                                     February 4, 1999

   10.38                10         Letter/deferral/waiver/release agreement dated April 14,      Incorporated by
                                     1999, between Energy Income Fund, L.P. and Foreland           Reference(18)
                                     Corporation and subsidiaries

   10.39                10         Voluntary Surrender Agreement, dated November 16, 1999,       Incorporated by
                                     between Energy Income Fund, L.P. and Foreland                 Reference(19)
                                     Corporation

Item 21.                           Subsidiaries
----------------------------------------------------------------------------------------------
   21.01                21          Subsidiaries of Foreland Corporation                          This Filing*

Item 23.                           Consents of Experts and Counsel
----------------------------------------------------------------------------------------------
   23.01                23         Consent of Hein + Associates LLP, certified public            This Filing*
                                     accountants

Item 27.                           Financial Data Schedule
----------------------------------------------------------------------------------------------
   27.01                27         Financial Data Schedule                                       This Filing*

(1) Incorporated by reference from Foreland's registration statement on form S-2, SEC file no. 33-42828.
(2) Incorporated by reference from Foreland's registration statement on form S-1, SEC file no. 33-19014.
(3) Incorporated by reference from Foreland's registration statement on form S-1, SEC file no. 33-81538.
(4) Incorporated by reference from Foreland's registration statement on form S-2, SEC file no. 33-64756.
(5) Incorporated by reference from Foreland's registration statement on form S-2, , SEC file no. 33-86076.

(6) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1985.
(7) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1994.
(8) Incorporated by reference from Foreland's registration statement on form S-3, SEC file no. 333-3779.
(9) Incorporated by reference from Foreland's quarterly report on form 10-Q for the period ending September 30, 1996.
(10) Incorporated by reference from Foreland's interim report on form 8-K dated November 15, 1996.
(11) Incorporated by reference from Foreland's registration statement on form S-3, SEC file no. 333-19063.
(12) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1996.
(13) Incorporated by reference from Foreland's registration statement on form S-3, SEC file no. 333-37793.
(14) Incorporated by reference from Foreland's interim report on form 8-K dated January 6, 1998.
(15) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1997.
(16) Incorporated by reference from Foreland's interim report on form 8-K dated August 12, 1998, as amended on Form 8-K/A filed October 26, 1998.
(17) Incorporated by reference from Foreland's quarterly report on form 10-Q for the period ending September 30, 1998.
(18) Incorporated by reference from Foreland's annual report on form 10-K for the fiscal year ended December 31, 1998.
(19) Incorporated by reference from Foreland's interim report on form 8-K dated November 16, 1999.

* Filed as an exhibit to this annual report on Form 10-K.

** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (b)      Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 1999, Foreland filed reports on form 8-K as follows:

          Date of Event Reported                  Item Reported
          -----------------------            -------------------------
          November 3, 1999                    Item 5.   Other Events
          November 16, 1999                   Item 5.   Other Events

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FORELAND CORPORATION


Dated:  May 4, 2000                        /s/ N. Thomas Steele
                                           ------------------------------
                                           N. Thomas Steele, President



         Pursuant to the requirements of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 4, 2000                       /s/ N. Thomas Steele
                                          ------------------------------
                                          N. Thomas Steele, President and
                                          Director (Principal Executive Officer)



Dated:  May 1, 2000                       /s/ Grant Steele
                                          ------------------------------
                                          Grant Steele, Director

Dated:  May 1, 2000                       /s/ Bruce C. Decker
                                          ------------------------------
                                          Bruce C. Decker, Director (Principal
                                          Financial and Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

Independent Auditor's Report..............................................F-2

Consolidated Balance Sheet - As of December 31, 1999......................F-3

Consolidated Statements of Operations - For the Years Ended
  December 31, 1998 and 1999..............................................F-5

Consolidated Statements of Stockholders' Deficit - For the Years
  Ended December 31, 1998 and 1999........................................F-6

Consolidated Statements of Cash Flows - For the Years Ended
  December 31, 1998 and 1999..............................................F-7

Notes to Consolidated Financial Statements...............................F-10

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Foreland Corporation
Lakewood, Colorado

We have  audited  the  accompanying  consolidated  balance  sheets  of  Foreland
Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ending December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ending December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, the Company agreed to voluntarily surrender substantially all of its assets in a foreclosure to the Company's largest creditor. This foreclosure was completed subsequent to year-end.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Notes 3 and 5 to the financial statements, the Company surrendered substantially all of its assets subsequent to year-end and certain significant litigation has been initiated against the Company, the resolution of which is uncertain. The Company has also suffered cumulative losses since inception and at December 31, 1999, the Company has a significant working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Denver, Colorado
March 9, 2000, except for Note 2 for which the date is April 19, 2000.

                      FORELAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
    Continuing operations:
        Cash                                                                                         $     1,000
        Receivables                                                                                        1,000
    Inventory                                                                                             67,000
    Prepaid expenses                                                                                      19,000
                                                                                                     -----------
            Total current assets from continuing operations                                               88,000

    Assets surrendered in foreclosure:
        Trade receivables, net of allowance of $30,000                                                 2,754,000
        Inventories                                                                                    1,697,000
        Prepaid expenses and other                                                                       254,000
                                                                                                     -----------
            Total current assets surrendered in foreclosure                                            4,705,000

TOTAL CURRENT ASSETS                                                                                   4,793,000

LONG-TERM ASSETS:
    Continuing operations:
        Office equipment, net                                                                             49,000
        Unproved oil and gas properties                                                                  150,000
        Deposits                                                                                          85,000
                                                                                                     -----------
                                                                                                         284,000

    Assets surrendered in foreclosure:
        Property and equipment, at cost:
            Oil and gas properties, under the successful efforts method                               13,358,000
            Refineries and building                                                                    6,639,000
            Transportation and other equipment                                                         1,330,000
            Office equipment                                                                             211,000
            Construction in progress                                                                      13,000
                                                                                                     -----------
                                                                                                      21,551,000

        Less accumulated depreciation, depletion and amortization                                    (13,822,000)
                                                                                                     -----------
                                                                                                       7,729,000

        Debt issuance costs, net of accumulated amortization of $821,000                                 401,000
        Equity investment in Cowboy Asphalt Terminal                                                     371,000
        Deposits and other                                                                                10,000
                                                                                                     -----------
                                                                                                         782,000

        Total long-term assets surrendered in foreclosure                                              8,511,000
                                                                                                     -----------
TOTAL ASSETS                                                                                         $13,588,000
                                                                                                     ===========

       See accompanying notes to these consolidated financial statements.

                      FORELAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (continued)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Continuing operations:
        Amount due to seller of acquired business                                                    $ 2,676,000
        Accounts payable                                                                                 627,000
        Accrued liabilities                                                                              506,000
        Officers' salaries                                                                               495,000
                                                                                                     -----------
            Total current liabilities of continuing operations                                         4,304,000

    Liabilities assumed in foreclosure:
        Debt, net of discount of $726,000 in 1999                                                     11,849,000
        Accrued interest                                                                                 999,000
        Accounts payable                                                                               2,748,000
        Accrued expenses and other                                                                       295,000
                                                                                                     -----------
            Total current liabilities assumed in foreclosure                                         15,891,000

TOTAL CURRENT LIABILITIES                                                                            20,195,000

LONG-TERM LIABILITIES ASSUMED IN FORECLOSURE:
    Other                                                                                                251,000
    Line-of-credit                                                                                       107,000
                                                                                                     -----------
                                                                                                         358,000

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, and 9)

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock,  $.001 par value,  5,000,000 shares authorized;
        407,243 shares issued and outstanding in 1999 (liquidation preference
        of $2,956,000)                                                                                          -
    Common stock, $.001 par value, 50,000,000 shares authorized;
        9,733,206 shares issued and outstanding                                                           10,000
    Additional paid-in capital                                                                        36,714,000
    Less stock subscriptions receivable                                                                 (343,000)
    Accumulated deficit                                                                              (43,346,000)
                                                                                                     -----------
            Total stockholders' deficit                                                              (6,965,000)
                                                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                          $13,588,000
                                                                                                     ===========

       See accompanying notes to these consolidated financial statements.

                      FORELAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                           1998               1999
                                                                                        ----------        ----------
CONTINUING OPERATIONS:
     Revenue                                                                            $        -        $        -

     Expenses:
        Oil exploration                                                                  1,929,000           320,000
        Dry hole cost                                                                    1,706,000                 -
        General and administrative                                                         937,000         1,260,000
        Depreciation and amortization                                                       70,000            68,000
        Interest expense                                                                         -           319,000
                                                                                        ----------        ----------
             Total expenses from continuing operations                                   4,642,000         1,967,000
                                                                                        ----------        ----------

     LOSS FROM CONTINUING OPERATIONS                                                    (4,642,000)       (1,967,000)

OPERATIONS RELATED TO FORECLOSED ASSETS AND ASSUMED LIABILITIES:
     Revenue:
        Refining and transportation                                                      9,704,000        28,217,000
        Oil sales                                                                          828,000                 -
        Other                                                                               10,000                 -
                                                                                        ----------        ----------
             Total revenue related to foreclosed assets and assumed liabilities         10,542,000        28,217,000

     Expenses:
        Refining and transportation:
          Cost of goods sold                                                             6,864,000        20,679,000
          Other                                                                          1,986,000         4,542,000
        Oil production costs:
          Enhanced recovery project                                                        585,000                 -
          Other                                                                            388,000           221,000
        General and administrative                                                         386,000         1,266,000
        Abandonment and impairment costs                                                 3,651,000                 -
        Depreciation, depletion, and amortization                                        4,194,000           816,000
        Interest expense, net                                                            1,731,000         2,454,000
        (Gain) loss on sale of property                                                    (13,000)           (6,000)
        Equity in loss of Cowboy Asphalt Terminal                                                -            23,000
                                                                                        ----------        ----------
             Total expenses and losses related to foreclosed assets
               and assumed liabilities                                                  19,772,000        29,995,000
                                                                                        ----------        ----------

LOSS FROM OPERATIONS RELATED TO FORECLOSED ASSETS
    AND ASSUMED LIABILITIES                                                             (9,230,000)       (1,778,000)
                                                                                        ----------        ----------

NET LOSS                                                                               (13,872,000)       (3,745,000)

     Preferred stock dividend                                                              (37,000)         (240,000)
                                                                                        ----------        ----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                            $(13,909,000)      $(3,985,000)
                                                                                      ============       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                               8,870,000         9,707,000
                                                                                      ============       ===========

BASIC AND DILUTED LOSS PER SHARE                                                             (1.57)             (.41)
                                                                                      ============       ===========

       See accompanying notes to these consolidated financial statements.

                      FORELAND CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                                         Note for
                                   Preferred Stock       Common Stock       Additional                    Stock          Total
                                   ----------------   -------------------    Paid-In      Accumulated   Subscriptions  Stockholders'
                                   Shares   Amount     Shares     Amount      Capital        Deficit      Receivable     Deficit
                                   -------  -------   ---------   -------   -----------   ------------    ---------    -----------
BALANCES, January 1, 1998          762,000  $ 1,000   8,468,000   $ 8,000   $32,486,000   $(25,729,000)   $(312,000)    $6,454,000

  Exercise of options and
    warrants for common stock            -        -       8,000         -        32,000              -            -         32,000
  Issuance of 1998 series
    preferred stock                  2,000        -           -         -     2,000,000              -            -      2,000,000
  Preferred stock exchanged for
    common                        (240,000)       -      80,000         -             -              -            -              -
  Issuance of common stock for:
      Service                            -        -       4,000         -        18,000              -            -         18,000
      Refiner assets                     -        -     863,000     1,000     3,022,000              -            -      3,023,000
  Common stock issued for debt
    issuance costs                       -        -     250,000     1,000       179,000              -            -        180,000
  Accrued interest on notes              -        -           -         -             -              -      (27,000)       (27,000)
  Options granted to employees           -        -           -         -         9,000              -            -          9,000
  Warrants granted for debt
    discount                             -        -           -         -     1,620,000              -            -      1,620,000
  Net loss                               -        -           -         -             -    (13,872,000)           -    (13,872,000)
                                   -------  -------   ---------   -------   -----------   ------------    ---------    -----------

BALANCES, December 31, 1998        524,000    1,000   9,673,000    10,000    39,366,000    (39,601,000)    (339,000)      (563,000)

  Preferred stock exchanged
    for common stock              (117,000)  (1,000)     39,000         -         1,000              -            -              -
  Common shares issued for
    services                             -        -      23,000         -        25,000              -            -         25,000
  Accrued interest on notes              -        -           -         -             -              -      (27,000)       (27,000)
  Forgiveness of shareholder notes       -        -      (2,000)        -        (2,000)             -       23,000         21,000
  Additional consideration due
    to the seller of acquired
    business                             -        -           -         -    (2,676,000)             -            -     (2,676,000)
  Net loss                               -        -           -         -             -     (3,745,000)           -     (3,745,000)
                                   -------  -------   ---------   -------   -----------   ------------    ---------    -----------

BALANCES, December 31, 1999        407,000  $     -   9,733,000   $10,000   $36,714,000   $(43,346,000)   $(343,000)   $(6,965,000)
                                   =======  =======   =========   =======   ===========   ============    =========    ===========

       See accompanying notes to these consolidated financial statements.

                      FORELAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                  1998                1999
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Continued operations:
      Net loss from continued operations                                      $(4,642,000)       $(1,967,000)
      Depreciation and amortization                                                70,000             68,000
      Accrued note receivable interest                                            (27,000)           (27,000)
      Loss on forgiveness of shareholders notes                                         -             21,000
      Accrued interest on Petrosource acquisition                                       -            319,000
      Changes in operating assets and liabilities                               1,470,000         (2,115,000)
                                                                              -----------        -----------
          Net cash used in continued operations                                (3,129,000)        (3,701,000)

  Operations related to foreclosed assets
      Net loss from discontinued operations                                    (9,230,000)        (1,778,000)
      Depreciation, depletion and amortization                                  4,194,000            816,000
      Bad debt expense                                                              1,000                  -
      Dry holes, abandonments and impairments                                   5,356,000
      Issuance of stock and options for services                                   18,000             25,000
      Equity in loss of Cowboy Asphalt Terminal                                         -             23,000
      Amortization of debt discount and issuance costs                            784,000            767,000
      Stock-based compensation - employees                                          9,000                  -
      Loss (gain) on sale of assets                                               (13,000)            (6,000)
      Oil and royalty interest conveyed under severance agreement
      Other
      Changes in current assets and liabilities, net of
        effects of acquisition                                                   (150,000)         3,747,000
                                                                              -----------        -----------
          Net cash provided by operations related to
            foreclosed assests                                                    969,000          3,594,000

          Net cash used in operating activities                                (2,160,000)          (107,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                     13,000             79,000
  Net cash received in acquisition of refining and transportation businesses      163,000                  -
  Investment in Cowboy Asphalt Terminal, L.L.C.                                  (172,000)          (222,000)
  Capital expenditures for property and equipment                              (4,362,000)        (1,795,000)
                                                                               -----------        -----------
       Net cash used in investing activities                                   (4,358,000)        (1,938,000)
                                                                              -----------        -----------

       See accompanying notes to these consolidated financial statements.
                                   (continued)

                      FORELAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                  1998                1999
                                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                                                   2,000,000                  -
  Proceeds from exercise of warrants and options                                   32,000                  -
  Payment of long-term debt and promissory notes                                  (26,000)           (13,000)
  Payment of debt issuance costs                                                  (81,000)           (98,000)
  Proceeds from long-term debt                                                  6,401,000            307,000
                                                                              -----------        -----------
      Net cash provided by financing activities                                 8,326,000            196,000
                                                                              -----------        -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     1,808,000         (1,849,000)

CASH AND EQUIVALENTS, beginning of year                                            41,000          1,850,000
                                                                              -----------        -----------
CASH AND EQUIVALENTS, end of year                                             $ 1,849,000        $     1,000
                                                                              ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                                                      $   918,000        $   526,000
                                                                              ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
  Acquisition of refining and transportation businesses for:
      Common stock                                                            $ 3,022,606        $         -
                                                                              ===========        ===========
      Debt                                                                    $ 5,000,000        $         -
                                                                              ===========        ===========
  Debt issuance costs incurred for:

      Common stock                                                            $   179,625        $         -
                                                                              ===========        ===========
      Debt                                                                    $   300,000        $         -
                                                                              ===========        ===========
      Transfer of royalty interest                                            $   350,000        $         -
                                                                              ===========        ===========
  Issuance of warrants for debt discount                                      $ 1,620,000        $         -
                                                                              ===========        ===========
  Return of common stock by officers for subscription receivable              $         -        $    21,000
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

         The Company entered a voluntary surrender agreement with its largest creditor in November 1999. After the completion of the foreclosure pursuant to this agreement, the Company will only be engaged in oil exploration. The accompanying financial statements are not necessarily indicative of the future results of the Company after the foreclosure. The results of operations related to the foreclosed assets and assumed liabilities are also not indicative of future results from the operation of these assets by the Company's creditor.

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

         Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploratory wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling. Depreciation and depletion expense related to oil and gas properties amounted to $3,929,000 and $51,000 for the years ended December 31, 1998 and 1999, respectively.

         Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

         Other Property and Equipment - Depreciation is calculated using the straight-line method over the following estimated useful lives:

                                                                    Years
                                                                    -----
                  Refineries and building                           3-15
                  Transportation and other equipment                 3-7
                  Office furniture and equipment                    3-10


         The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $45,000, $334,000, and $832,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

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

         During the year ended December 31, 1998, the Company determined that certain oil and gas properties were impaired and accordingly, a charge of $3,651,000 was recognized to reduce the properties to the estimated fair value. The provision for impairment is included in accumulated depreciation, depletion, and amortization in the accompanying balance sheets.

         Inventories - Inventories are carried at the lower of cost or market. For refined petroleum products, cost is generally determined using the first-in, first-out method. For other inventories, cost is determined using the average cost method or specific identification where possible.

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Investment in Cowboy Asphalt Terminal - The Company is a 33% owner in an asphalt terminal. The investment in the terminal accounted for under the equity method, is recorded at cost, adjusted for the Company's share of earnings and distributions received.

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

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Reverse Stock Split - In 1996, the Company effected a three-for-one reverse stock split. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the reverse stock split.

         Financial Instruments - SFAS No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. As a result of the Company's impaired financial position and subsequent debt foreclosure, the fair value of the Company's debt and other liabilities cannot be estimated. Management estimates that the fair value of all its remaining financial instruments approximates carrying value.

         Impact of Recently Issued Accounting Pronouncements - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS No. 133.

         Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the presentation in 1999. The reclassifications had no effect on the 1998 net loss.

2.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is experiencing severe financial difficulties, including the following:

         * Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities and the need for substantial amounts of additional investment, strategic alliances, or a sale, merger, or reorganization involving all or portions of its business and operations.

         * Foreland Has Substantial Working Capital and Stockholders' Deficits - As of December 31, 1999, Foreland had current assets of $88,000 and current liabilities of $4,304,000 related to its continuing operations for a working capital deficit of $4,216,000. As of December 31, 1999, Foreland had an accumulated deficit of $43,346,000.

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         * All of Foreland's Obligations are Substantially Past Due - All of Foreland's $4,304,000 in current liabilities associated with its continuing operations as of December 31, 1999, were substantially past due except that $2,676,000 of such amount due the seller of acquired business, plus $319,000 in interest, constitures a claim for relief under a lawsuit in which Foreland has asserted defenses. Three creditors with claims aggregating $445,000 have obtained judgments against Foreland. In March 2000, Petro Source Corporation, from which the Company purchased oil refining, transportation, and marketing assets in 1998, filed a lawsuit seeking the recovery from Foreland and other defendants of $2.9 million actual damages plus punitive damages, costs, attorneys' fees and interest.

         * Foreland Has No Revenue or Cash - Foreland has no cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to meet its ongoing obligations for general and administrative expenses, lease payments, payments to creditors, and other costs.

         *    Foreland  Has Very  Limited  Assets  on Which to Base a  Financial
              Recovery - As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's remaining assets consist of only other exploration prospects on approximately 49,000 gross acres of non-producing leases and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years. In addition, Foreland has retained until May 31, 2000, the right, in agreed circumstances, to participate at a 50% interest in drilling ventures on the principal exploration prospect conveyed to the secured creditor.

         * Foreland Has No Liquidity or Cash with Which to Reactivate - As a result of the voluntary surrender of the collateral securing its indebtedness. Foreland has no present ability to generate revenues. Foreland has insufficient cash to maintain its exploration leaseholds, pay its personnel, satisfy claims of creditors, or undertake oil and gas exploration.

         * Possible Inability to Continue - As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.


3.       PURCHASE OF REFINING AND TRANSPORTATION ASSETS:

         On August 12, 1998, the Company completed the purchase from an unrelated firm of a crude oil processing refinery in Eagle Springs, Nevada, a hydrocarbon processing facility in Tonopah, Nevada, and trucks and related equipment used to gather crude oil and distribute products. The purchase price was $8,688,000, which consisted of $520,000 in common stock issued by the Company in December 1997, $5,000,000 in cash, the issuance of 863,602 shares of common stock with a fair value of approximately $3,023,000, and other costs related to the acquisition of $145,000. The acquisition was accounted for using the purchase method of accounting for business combinations, and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired business since the date of acquisition. The purchase of the refinery and transportation assets and related operations was effective as of June 1, 1998. For financial reporting purposes, earnings between the effective date and the closing date of $378,000 were accounted for as a reduction in the purchase price.

         The purchase agreement requires the Company to register the shares issued for the acquired assets. If the proceeds from liquidation of 763,602 shares is less than $2,676,000 (plus interest at 10% per annum), the agreement requires the Company to issue additional shares or pay cash for the deficiency. Based on the trading price of the Company's common stock at December 31, 1999, the fair value of the shares is approximately $150,000 and a sale of these shares into the market will likely depress the stock price further, reducing the fair value of the shares. Subsequent to year-end, the seller initiated litigation asserting a claim of $2.9 million, plus punitive damages, attorneys' fees and other costs, against the Company. The Company intends to vigorously contest this claim, most likely through its insurance carrier. A settlement in stock would most likely result in a change of control of the Company. The $2,676,000 plus accrued interest has been accrued as of December 31, 1999. The Company currently does not have the wherewithal to pay a significant cash settlement.

         The  following   unaudited  pro  forma  information  assumes  that  the
         acquisition had occurred on January 1, 1998:

                                                                     1998
                                                                     ----
                  Revenue                                        $ 22,839,000
                                                                 ============

                  Net loss applicable to common stockholders     $(14,590,000)
                                                                 ============

                  Net loss per share - basic and diluted         $      (1.55)
                                                                 ============

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVENTORIES:

         Inventories consist of the following at December 31, 1999:

                                                                 1999

                  Crude oil and other raw materials             $   60,000
                  Refined oil products                           1,548,000
                  Oil field equipment and other                    156,000
                                                                ----------
                           Total                                $1,764,000
                                                                ==========

5.       DEBT:

         Debt at December 31, 1999, consists of the following:

                                                                       1999
                                                                       ----
                  Note payable to Energy Income Fund
                    (EIF), interest at 12%                         $12,575,000
                  Less unamortized discount                           (726,000)
                                                                   -----------
                     Net                                           $11,849,000
                                                                   ===========


         The financing arrangement with EIF was entered into in January 1998 and was amended in August 1998 and February 1999. Amounts due under the financing arrangement are collateralized by substantially all property and equipment and substantially all the company's subsidiaries have signed as borrowers. The Company is required to maintain certain financial ratios and comply with other terms and conditions while any balance of indebtedness remains outstanding.

         In 1999, the Company entered into an agreement with EIF to voluntarily surrender substantially all of its assets, including its proved oil and gas properties and its refining and marketing subsidiary. Prior to signing the agreement, the Company was not in compliance with certain financial covenants and failed to make required principle and interest payments throughout 1999.

         Pursuant to the terms of the agreement, EIF completed or will complete foreclosure on substantially all the Company's assets subsequent to December 31, 1999. All of the assets and liabilities associated with the foreclosure are presented separately in the financial statements.

         In connection with the establishment of the financing arrangement, the Company issued to EIF five-year warrants to purchase 750,000 shares of common stock at $6.00 per share and 250,000 shares at $10.00 per share and granted EIF the right to designate a representative for appointment to the Board of Directors of the Company. In connection with the modification of the financing arrangement in August, the Company increased the outstanding warrant to purchase 250,000 shares at $10.00 per share to 750,000 shares and

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         reduced the exercise price to $6.00 per share. The estimated fair value of these warrants and the subsequent modification amounted to
         $1,620,000. This amount is accounted for as a discount which is amortized using the interest method, resulting in a balance of $726,000 at December 31, 1999. The discount will be netted against the excess of liabilities assumed over the foreclosed assets.

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

         Line-of-Credit - The Company's refining subsidiary has a line-of-credit with a financial institution which provides for borrowings up to $3,000,000. The line bears interest at 8.875% and matures February 28, 2001. The line requires the payment of a commitment fee of 1/2% per annum on the unused portion and a 1% fee applied to letters-of-credit issued under the line. Letters of credit cannot exceed $1,300,000. The line is also subject to a borrowing base of 75% of eligible accounts and 50% of eligible inventory. The line also contains certain financial covenants and restrictions on dividends. The line is guaranteed by Energy Income Fund and other subsidiaries of the Company and is collateralized by the inventory and receivables of Foreland Refining Corporation. The Company had outstanding $107,000 on the line at December 31, 1999.

6.       INCOME TAXES:

         Deferred tax assets (liabilities) are comprised of the following at December 31, 1999:

                                                                       1999
                                                                 -------------
                  Long-term deferred tax assets (liabilities):

                     Net operating loss carryforward             $  15,700,000
                     Property and equipment basis differences         (200,000)
                     Below-market stock options                        200,000
                                                                 -------------
                  Net deferred tax assets                           15,700,000

                  Less valuation allowance                         (15,700,000)
                                                                 -------------

                  Net deferred tax assets                        $           -
                                                                 =============


         The Company has a net operating loss carryforward of approximately $42,000,000 for income tax purposes. This carryforward expires in varying amounts from 2000 through 2019. A portion of this net operating loss carryforward may be subject to reduction or limitation of use as a result of changes in ownership or certain consolidated return filing regulations.

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       PREFERRED STOCK:

         The Company's Board of Directors has authorized the issuance of several series of convertible preferred stock. The following is a summary of shares issued and outstanding under each series at December 31, 1999:

                                                        Convertible to
                                            Preferred     Common Stock      Liquidation
          Series                              Shares         Shares          Preference

         1991 Convertible Preferred Stock      20,000         6,667             $25,000
         1994 Convertible Preferred Stock     153,140        51,047             306,000
         1995 Convertible Preferred Stock     232,103        77,368             348,000
         1998 Convertible Preferred Stock       2,000       333,333           2,277,000
                                              -------       -------          ----------
            Total                             407,243       468,415          $2,956,000
                                              =======       =======          ==========

         None of the series of preferred stock outstanding at December 31, 1999 has a stated dividend rate, except for the 1998 convertible preferred stock, which has a stated dividend rate of 12%. No dividends have been declared, but such amounts are reflected as a deduction from net loss in determining net loss applicable to common shareholders on the statement of operations. All of the preferred stock will participate in any common stock dividends declared.

         The 1995, 1994 and 1991 convertible preferred stock is redeemable at $3.00, $4.00 and $1.25 per share respectively at the Company's option. EIF is the sole holder of the 1998 convertible preferred stock.

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

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       STOCK-BASED COMPENSATION:

         Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 1998 and 1999:

                                                    1998                   1999
                                            --------------------   ---------------------
                                                         Weighted             Weighted
                                                         Average              Average
                                              Number     Exercise    Number   Exercise
                                            of Shares      Price   of Shares    Price
                                            ----------    ------   ----------  ---------
            Outstanding, beginning of year   1,653,000    $ 3.89   1,640,333   $ 3.87
               Granted                          20,000      3.50       -         -
               Expired                         (16,667)     5.70     (36,666)    8.40
               Canceled                         (8,000)     4.00     (20,000)    4.00
               Exercised                        (8,000)     4.00       -         -
                                             ---------    ------   ---------   ------
            Outstanding, end of year         1,640,333    $ 3.87   1,583,667   $ 3.76
                                             =========    ======   =========   ======

         At December 31, 1999, outstanding options vest as follows:

                                              Range of
                                              Exercise Prices
                                              ---------------     Number      Weighted Average
                   Vested at December 31,      Low     High      of Shares    Exercise Price
                   ----------------------     -----    -----     ---------     ---------------                    --------------
                          1999                $2.50    $5.00     1,354,667         $3.92
                          2000                $2.50    $5.00       227,000         $3.16
                          2001                $2.50    $2.50         2,000         $2.50
                                                                 ---------         -----
                                                                 1,583,667         $3.76
                                                                 =========         =====

         If not previously exercised, options outstanding at December 31, 1999, will expire as follows:

                                              Range of
                                              Exercise Prices
                                              ---------------      Weighted Average      Number
                 Year Ending December 31,      Low     High        Exercise Price       of Shares
                 ------------------------     -----    -----        ---------------     ---------                 --------------
                          2002                $3.93    $4.50            $4.40            126,667
                          2003 - 2006         $4.00    $5.00            $4.73            547,000
                          2007                $2.50    $4.00            $3.58            487,500
                          2008 - 2010         $2.50    $2.50            $2.50            422,500
                                                                        -----          ---------
                                                                        $3.76          1,583,667
                                                                        =====          =========

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended December 31, 1998 and 1999:

                                                    1998                   1999
                                            --------------------   ---------------------
                                                         Weighted             Weighted
                                                         Average              Average
                                              Number     Exercise    Number   Exercise
                                            of Shares      Price   of Shares    Price
                                            ----------    ------   ----------  ---------
         Outstanding, beginning of year       740,025     $10.84    1,656,803    $ 6.05

         Granted for debt discount and
           issuance costs                   1,750,000       6.57            -         -
         Canceled                            (250,000)     10.00            -         -
         Expired                             (583,222)     12.00      (10,000)     3.75
                                            ---------     ------   ----------    ------

         Outstanding, end of year           1,656,803     $ 6.05    1,646,803    $ 6.06
                                            =========     ======   ==========    ======

         All  outstanding   warrants  and   non-qualified   options  granted  to
         non-employees  were exercisable at December 31, 1999. If not previously exercised, these instruments will expire as follows:

                                              Range of
                                              Exercise Prices
                                              ---------------      Weighted Average      Number
                 Year Ending December 31,      Low     High        Exercise Price       of Shares
                 ------------------------     -----    -----        ---------------     ---------
                          2000                $4.50     $4.50            $4.50               8,333
                          2001                $4.50     $7.50            $6.87             138,470
                          2003                $6.00     $6.00            $6.00           1,500,000
                                                                         -----           ---------
                                                                         $6.06           1,646,803
                                                                         =====           =========

         Reload Options - At December 31, 1999, options and warrants with a reload feature are outstanding for a total of 94,000 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an exercise period of 5 years. If an employee tenders mature shares (held in excess of six months) for the exercise price, then no compensation charge will be recognized.

         Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, the Company recognizes compensation cost for options granted to employees to the extent that the market price of the Company's common stock exceeds the exercise price on the date of grant. If compensation cost had been recognized using the fair value method prescribed by SFAS No. 123 rather than the intrinsic value

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         method under APB 25, the Company's net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below.

                                                        Year Ended December 31,
                                                      -------------------------
                                                           1998         1999
                                                      -------------  ----------
           Net loss applicable to common stockholders:

                As reported                           $(13,909,000) $(3,985,000)
                Pro forma                              (13,937,000)  (3,985,000)
           Net loss per common share:

                As reported                                 $(1.57)       $(.41)
                Pro forma                                    (1.57)        (.41)

         The weighted average fair value of options granted to employees amounted to $1.40 for the year ended December 31, 1998. No options were granted in 1999. The fair value of each employee option and warrant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998            1999
                                                       -------        --------

             Expected volatility                         70.0%           N/A
             Risk-free interest rate                      6.1%           N/A
             Expected dividends                             -            N/A
             Expected terms (in years)                    3.5            N/A


9.       COMMITMENTS AND CONTINGENCIES:

         Operating Leases - The Company currently rents administrative office space and equipment under noncancelable leases. Total rental expenses incurred under operating leases amounted to approximately $88,922 and $160,000 for the years ended December 31, 1998 and 1999, respectively. The total minimum rental commitment under all operating leases is as follows:

                   Year Ending
                   December 31,

                   2000                                      $78,000
                   2001                                       63,000
                   2002                                       63,000
                   2003                                       17,000
                   2004                                       13,000
                   Thereafter                                 23,000
                                                            --------
                                                            $257,000

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

         Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial conditions or results of operations. Three creditors have obtained judgments against the Company totaling approximately $445,000. These amounts are included in accounts payable at December 31, 1999.

         Also see Notes 2, 3, and 5.

10.      SIGNIFICANT CONCENTRATIONS:

         At December 31, 1999, sales and receivables from significant customers were as follows:

                                    1998                          1999
                                  ---------                    ----------
                                          Accounts                     Accounts
             Customer         Sales       Receivable        Sales     Receivable

                 A             32%           19%             30%          31%
                 B              0%            0%              8%          22%
                 C              8%           19%              0%           0%


         An industry concentration also exists because the majority of the Company's customers are engaged in the petroleum industry, mining or in construction.

         Prior to shipment, the Company generally evaluates each customer's financial condition and establishes the amount of credit which may be extended. If a customer desires credit in excess of this amount, the Company generally obtains a letter-of-credit or other collateral to support the higher level of credit.

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         As discussed in Note 5, the Company's largest creditor foreclosed on substantially all the Company's assets subsequent to year-end.

11.      INDUSTRY SEGMENTS:

         Through July 1998, the Company's operations were concentrated in oil and gas producing activities. Beginning in August 1998, the Company was engaged in the refining and transportation segment.

         The accounting policies of the segments are the same as those described in Note 1. Sales from the oil and gas producing segment to refining are based on posted prices. The Company evaluates performance based on net income or loss.


                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Presented  below is a summary of results of operations for each segment for the years ended December 31, 1998 and 1999:
                                            Oil and Gas      Refining and     Consolidation
                                             Producing      Transportation       Entries          Consolidated
                                          ------------        ----------         ---------        ------------
            DECEMBER 31, 1998
            Revenue:
              External customers              $838,000        $9,704,000         $       -         $10,542,000
              Inter-segment                    486,000                 -          (486,000)                  -
                                          ------------        ----------         ---------        ------------
                  Total revenue              1,324,000         9,704,000          (486,000)         10,542,000

            Costs and expenses:
              Refining and transportation            -         8,750,000           100,000           8,850,000
              Oil production                   974,000                 -          (586,000)            388,000
              Enhanced recovery project        585,000                 -                 -             585,000
              Oil exploration                3,635,000                 -                 -           3,635,000
              General and administrative       940,000           383,000                 -           1,323,000
              Abandonment and impairment
                costs                        3,651 000                 -                 -           3,651,000
              Depreciation, depletion and
                amortization                 4,000 000           264 000                 -           4,264,000
              Interest and other, net        1,572,000           146,000                 -           1,718,000
                                          ------------        ----------         ---------        ------------
                  Total cost and expenses   15,357,000         9,543,000          (486,000)         24,414,000
                                          ------------        ----------         ---------        ------------
              Income (loss) before income
                taxes                      (14,033,000)          161,000                 -         (13,872,000)
              Income tax benefit (expense)      50,000           (50,000)                -                   -
                                          ------------        ----------         ---------        ------------

              Net income (loss)           $(13,983,000)       $  111,000         $       -        $(13,872,000)
                                          ============        ==========         =========        ============
            DECEMBER 31, 1999
            Revenue:
              External customers          $          -       $28,217,000         $       -         $28,217,000
              Inter-segment                  1,595,000            58,000        (1,653,000)                  -
                                          ------------        ----------         ---------        ------------
                  Total revenue              1,595,000        28,275,000        (1,653,000)         28,217,000

            Costs and expenses:
              Refining and transportation            -        26,136,000          (915,000)         25,221,000
              Oil production                   959,000                 -          (738,000)            221,000
              Oil exploration                  320,000                 -                 -             320,000
              General and administrative     1,260,000         1,266,000                 -           2,526,000
              Depreciation, depletion and
                amortization                   120 000           764 000                 -             884,000
              Interest and other, net        2,356,000           434,000                 -           2,790,000
                                          ------------        ----------         ---------        ------------
                  Total cost and expenses    5,015,000        28,600,000        (1,653,000)         31,962,000
                                          ------------        ----------         ---------        ------------

              Net loss                    $ (3,420,000)      $  (325,000)        $       -         $(3,745,000)
                                          ============        ==========         =========        ============

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Through December 31, 1999, the Company incurred $394,557 for capital contributions to CAT. The Company also recorded its share of the net loss of CAT as equity in loss of affiliated company in the amount of $23,000 using the equity method of accounting.

13.      DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES:

         All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                                          December 31,
                                                              1999
                                                          -----------

              Proved oil and gas producing properties $13,103,000 Unproved properties, net of allowance
                for impairment of $67,000                     404,000
                                                          -----------
                                                           13,507,000

              Accumulated depreciation, depletion and
                amortization                              (12,609,000)
                                                          -----------
                                                          $   898,000
                                                          ===========

         Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the years ended December 31, 1998 and 1999 are as follows:

                                                 1998         1999
                                              -----------  ----------

                     Acquisition costs        $  602,292   $        -
                                              ==========   ==========
                     Exploration costs        $4,358,142   $  320,000
                                              ==========   ==========
                     Development costs        $  849,438   $        -
                                              ==========   ==========

         Results of operations from oil and gas producing activities (excluding refining and transportation activities, general and administrative expenses, and interest expense) for the years ended December 31, 1998 and 1999 are presented below.

                                                      1998              1999
                                                  ----------        ----------

           Oil sales                              $1,314,714        $1,595,000
           Gain (loss) on sale of oil and
             gas properties                            2,635                 -
           Production costs:
               Enhanced recovery project            (585,117)                -
               Other                                (974,012)         (959,000)
           Exploration costs:
               Dry hole costs                     (1,705,858)                -
               Delay rentals                        (175,055)         (102,000)
               Geologic and geophysical           (1,753,710)         (218,000)
           Abandonment and impairment costs       (3,650,533)                -
           Depreciation and depletion             (3,929,360)         (120,000)
                                                  ----------        ----------

           Results of operations from oil
             and gas producing activities       $(11,456,296)       $  196,000
                                                ============        ==========

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

         Reserve estimates for recently drilled wells and undeveloped properties are subject to substantial upward or downward revisions after drilling is completed and a production history obtained. Therefore, reserve esti mates and estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil reserves (in barrels) as of December 31, 1998 and 1999:

                                                                  1998               1999
                                                               -----------       ----------

             Proved reserves, beginning of year                  2,297,000          508,000
               Production                                         (159,000)        (163,000)
               Purchase of reserves in place                       224,000                -
               Revisions of previous estimates                  (1,854,000)         477,000
               Reserves surrendered in voluntary foreclosure             -         (822,000)
                                                               -----------       ----------
             Proved reserves, end of year                          508,000                -
                                                               ===========       ==========

             Proved developed reserves, beginning of year        1,450,000          508,000
                                                               ===========       ==========

             Proved developed reserves, end of year                508,000                -
                                                               ===========       ==========

         Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

         Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor. The Company's year-end reserve reports were prepared based upon average oil prices of approximately $5.80 and $19.88 per barrel as of December 31, 1998 and 1999, respectively.

                                                            December 31,
                                                   ---------------------------
                                                      1998             1999
                                                   ----------      -----------

            Future cash inflows                    $2,949,000      $16,351,000
            Future production costs                (2,313,000)      (8,418,000)
            Future development costs                        -                -
            Future income tax expense                       -                -
                                                   ----------      -----------
            Future net cash flows                     636,000        7,933,000

            10% annual discount for estimated
              timing of cash flows                   (145,000)      (2,800,000)
            Surrender of reserves in voluntary
              foreclosure                                   -       (5,133,000)
                                                   ----------      -----------
            Standardized measure of discounted
              future net cash flows                $  491,000      $         -
                                                   ==========      ===========

                      FORELAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998 and 1999:

                                                      1998             1999
                                                   ----------      -----------
           Standardized measure,
             beginning of year                     $6,712,000      $   491,000
           Sales of oil and gas, net
             of production costs                     (372,000)        (857,000)
           Extensions, discoveries and other, net           -                -
           Purchase of reserves in place              799,000                -
           Net change due to revisions in
             quantity estimates and other          (2,565,000)       2,166,000
           Net change due to changes in prices
             and production costs                  (6,882,000)       3,284,000
           Net change in future development
             costs                                  2,128,000                -
           Net change in income taxes                       -                -
           Accretion of discount                      671,000           49,000
           Surrender of reserves in voluntary
             foreclosure                                    -       (5,133,000)
                                                   ----------      -----------
           Standardized measure, end of year       $  491,000      $         -
                                                   ==========      ===========


         As discussed in Note 5 to the financial statements, the Company surrendered substantially all its assets, including all its producing oil and gas properties, as well as a portion of its undeveloped properties. The Company expects no future production from these reserves, therefore, the standardized measure has been reduced to zero for financial reporting purposes. The disclosure in the standardized measure for the reserves surrendered is not indicative of the fair value of these reserves.

         The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth nor is it representative of any fair value in the foreclosure proceedings. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.