Form 10KSB
period 2000-12-31
FORELAND CORP
filed 2001-05-17
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-14096

                              Foreland Corporation
                 (Name of small business issuer in its charter)

             Nevada                                       87-0422812
  (State or other jurisdiction of           (I.R.S. employer identification no.)
   incorporation or organization)

                              2561 South 1560 West
                             Woods Cross, Utah 84087
               (Address of principal executive offices) (Zip code)

         Issuer's telephone number, including area code (801) 298-9886

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.   $278,798

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common  equity  was sold,  or the  average  bid and asked  price of such  common equity, as of a specified date within the past 60 days. The aggregate market value of the registrant's voting and nonvoting common equity held by nonaffiliates computed at the average closing bid and asked prices and quoted in the Over-The-Counter Electronic Bulletin board of the National Association of Securities Dealers ("OTC EBB") on May 11, 2001, was approximately $2,162,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 15, 2001, Foreland had outstanding 9,742,323 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

--------------------------------------------------------------------------------
                                     PREFACE
--------------------------------------------------------------------------------

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

                                     PART I.

--------------------------------------------------------------------------------
              ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY
--------------------------------------------------------------------------------

Company Overview

         In the first quarter of 2000, Foreland Corporation completed the surrender of its producing properties, refining and marketing operations, its transportation company and a principal exploration prospect with its related database. The surrender was in accordance with the terms of a Voluntary Surrender Agreement between Foreland and its principal creditor, Energy Income Fund, L.P., ("E.I.F."). As a result of the surrender, indebtedness of approximately $12.6 million was cancelled.

         Foreland, one of its former directors and E.I.F. were named in a lawsuit filed by Petro Source Corporation claiming damages in excess of $3.5 million in connection with the purchase of refinery inventory and receivables to be paid for in Foreland common stock. Foreland settled the lawsuit in the first quarter of 2001 for $1.2 million in cash and a note.

         Foreland entered into an exploration agreement with Farakel Company of Houston, Texas, covering four of Foreland's Nevada prospects, requiring that one prospect be drilled and the other three option prospects be drilled or have significant geophysical work commenced on their acreage. The first well was drilled in the first quarter of 2001 and was unsuccessful.

         Foreland's remaining assets consist of other exploration prospects, the approximately 30,000 acre lease position, and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years.

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities, and the need for substantial amounts of additional investment, strategic alliances or a sale, merger or reorganization involving all or portions of its business and operations.

         o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 2000, after giving retroactive effect to the settlement in January 2001 of litigation related to the acquisition of discontinued operations, Foreland had current assets of $151,302 and current liabilities of $1,820,388, for a working capital deficit of $1,669,086. In addition, as of such date and as so adjusted, Foreland had total assets of $432,557 and total liabilities of $1,820,388, for a stockholders' deficit of $1,387,831. As of December 31, 2000, Foreland had an accumulated deficit of $40.1 million.

         o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,820,388 in current liabilities as of December 31, 2000, $1,220,388 were substantially past due. The $600,000 balance is due September 1, 2001, under a note to the seller of an acquired business in settlement of a lawsuit in the first quarter of 2001 See "Item 3. Legal Proceedings." Three creditors with claims aggregating $458,000 at December 31, 2000, have obtained judgments against Foreland.

         o Foreland Has No Revenue or Cash. Foreland has no cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to meet its ongoing obligations for general and administrative expenses, lease payments, payments to creditors, and other costs.

         o Foreland Has Very Limited Assets on which To Base a Financial Recovery. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's remaining assets consist of only other exploration prospects on approximately 30,000 gross acres of nonproducing leases and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years. In addition, Foreland earned a 16.6% interest in approximately 5,000 acres known as the Hay Ranch prospect as the result of drilling the Pine Valley Federal 42-16 wildcat well in the first quarter of 2001.

         o Foreland Has No Liquidity or Cash with which To Reactivate. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland has no present ability to generate revenues. With the exception of leases covered under the Company's Nevada Exploration Agreement with Farakel Company, Foreland has insufficient cash to maintain its exploration leaseholds, pay its personnel, satisfy claims of creditors, or undertake oil and gas exploration.

         o Foreland's Audit Report for the Year Ended December 31, 2000, Contains a Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 2000 financial statements, as for preceding fiscal years, contains an explanatory paragraph that indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

         o Possible Inability To Continue. As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.

See "Item 6. Management's Discussion and Analysis or Plan of Operations" and Foreland's consolidated financial statements.

Corporate Goals

         Foreland's current goal is to obtain forbearance from its remaining creditors while it seeks additional capital to maintain its remaining leaseholds, pay ongoing general and administrative expenses, and possibly participate in additional exploration drilling on the prospect recently drilled or on Foreland's retained properties. Foreland cannot assure that it will be able to accomplish any or all of its goals.

Principal 2000 Activities

         Foreland's 2000 activities have centered on settling litigation, obtaining a farmout on relinquished acreage from E.I.F., finding an industry partner to drill the Hay Ranch prospect and arranging for the drilling in a frontier area in a highly-competitive market. Continuing shortages of working capital, the Company's precarious financial condition and unexpected delays encountered in completing a farmout arrangement with E.I.F. hampered the Company's efforts throughout the year. Notwithstanding these overriding problems during 2000, Foreland did accomplish the following activities:

         o        obtained a farmout on the 3D-defined Hay Ranch prospect;

         o found an industry partner and completed the four-well Nevada Exploration Agreement;

         o negotiated a third-party purchase of E.I.F.'s common and preferred stock and warrants; and

         o negotiated a settlement of the Petro Source lawsuit that was finalized in the first quarter of 2001.

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

         As of December 31, 1999, Foreland leased approximately 86,000 gross (82,000 net) acres in Nevada. Following the voluntary surrender of its encumbered assets and the expiration or abandonment of certain nonessential leases, Foreland currently leases approximately 30,000 gross (29,000 net) nonproducing acres in Nevada. Prior to the voluntary surrender of assets, Foreland had developed a five-year, 3D-defined exploration and exploitation program.

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

         o North Humboldt Prospect, Nevada The North Humboldt prospect is a large structure covering approximately 5,000 acres on the flank of a deep Tertiary basin. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from oil shale outcrops located to the north of the prospect. Foreland controls a contiguous block of approximately 7,000 acres over the prospect.

         o Antelope Prospect, Nevada. The Antelope prospect is a large structure covering approximately 3,000 acres located 20 miles West of Eureka, Nevada. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from two wild cat wells to the East of the prospect.

         In addition to the exploration prospects on retained leasehold acreage, the acreage voluntarily surrendered to E.I.F. contained the Hay Ranch prospect. Prior to the conveyance to E.I.F., Foreland had identified six leads in the northern Pine Valley area using 2D seismic. Foreland had begun to process a 24.5 square mile 3D seismic shoot to properly image the structural blocks and to define locations for vertical wells or high angle lateral wells. Under its agreement with E.I.F., Foreland had the right to participate with up to 50% of E.I.F.'s interest, on the same terms as agreed by any third party, in any exploration program involving the Hay Ranch prospect. Following Foreland's successful solicitation of its industry partner in the spring of 2000, the Company worked for five months to complete a farmout arrangement with E.I.F. Foreland and its partner eventually obtained a farmout and a Nevada Exploration Agreement was signed in October 2000.

         Foreland continued to seek accommodations with its creditors during the year and obtain financing so that it can maintain its opportunities in Nevada.

Assets Surrendered and Results Therefrom

Note: The following discusses the assets and operations voluntarily surrendered to E.I.F. and reflected as discontinued operations in the accompanying financial statements. The following discussion describes Foreland's activities in early 2000 until the assets were surrendered in March and April 2000.

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

         Foreland also owned a trucking fleet used for gathering crude and distributing refined products and an equity interest in the Cowboy Asphalt Terminal in Salt Lake City, Utah, a 180,000 barrel terminal used for the storage and marketing of refined products. Foreland built and operated a 100% owned manufacturing facility at Cowboy Asphalt Terminal for converting asphalt flux into premium roofing asphalt.

         Producing Oilfields

         Prior to the voluntary surrender of its encumbered assets in March and April 2000, Foreland owned working interests in four oil fields in Nevada. They were the Eagle Springs, Ghost Ranch, Kate Spring, and Sand Dune fields. The Eagle Springs field, Nevada's first oilfield, was discovered by Shell Oil Company in 1954 with the drilling of the No. 1 Eagle Springs Unit, which initially produced 343 barrels per day. By 1967, 14 wells had been completed in the field. This early phase of the field's development saw a peak daily production rate in 1966 of 850 barrels of oil. Shell sold the field to other owner-operators, and Foreland acquired the field in 1993 after it had been shut in for much of the year due to low production. The previous operator had left the field with some required environmental remediation, which Foreland undertook to clean up in conjunction with the Bureau of Land Management. Foreland's successful environmental clean up efforts resulted in the Bureau of Land Management awarding Foreland its first "Health of the Land" award in June 1996.

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

         In September 1997, Foreland initiated an enhanced oil recovery program in Eagle Springs using high pressure air injection. The pilot program was
terminated  in  early  1998.   Although  Foreland  reported   favorable  results
initially, the project was terminated because the fractured nature of the reservoirs led to minimal increased production and Foreland's secured lender ended the project's funding. The 3D data from the Eagle Springs field also indicated some structural anomalies that Foreland considered exploratory prospects within the shoot area. Based on these structural anomalies, Foreland began drilling about one-half mile south of the Eagle Springs field. This well was spudded in July 1996 and discovered oil in Devonian dolomite at 4,370 feet. The Ghost Ranch 48-35 well was the discovery well for a new field and was completed producing 393 barrels per day. Foreland believes that the Ghost Ranch well was the first use of 3D seismic to locate a discovery well in Nevada. Foreland completed two additional wells in the field during 1997. The Ghost
Ranch field has produced 170,000 barrels of oil since its discovery. The field currently produces about 130 barrels per day. Foreland believes that its successful development drilling program at Eagle Springs and its subsequent discovery of the Ghost Ranch field have validated its extensive use of 3D seismic in Nevada.

         Proved Reserves

         Foreland now has only one small oil well and no oil or gas reserves.

All of Foreland's Proved Reserves Were Conveyed to E.I.F. in April 2000

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

         As of December 31, 1999, Foreland had 23.0 gross and 17.8 net productive oil wells in Nevada. All of these wells were conveyed to E.I.F. in April 2000. As of December 31, 2000, Foreland had one gross (one net) oil well with limited production part of the year and no reserves.

         Set forth below is information respecting the developed and undeveloped acreage owned by Foreland in Nevada as of December 31, 2000:

        Developed Acreage                    Undeveloped Acreage
----------------------------------   -------------------------------------
      Gross              Net               Gross                Net
------------------  ---------------  -------------------  ----------------
       160               160               30,000             29,000

         Production and Sale of Oil

         After the voluntary surrender of its properties in April 2000, Foreland no longer produces or sells material quantities of oil.

         The  following  table  summarizes  certain   information   relating  to
Foreland's net oil produced and sold from Foreland's Nevada properties, after royalties, during the periods indicated:

                                                       Year Ended December 31,
                                                   -----------------------------
                                                     1998       1999      2000
                                                   ---------  --------  --------
Average net daily production of oil (Bbl).........      436       449      1.5
Average sales price of oil ($ per Bbl)............    $8.37    $12.67    $19.10
Average production cost ($ per Bbl)(1)............    $5.83     $4.48    $16.00
--------------------
(1) Includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper, and similar items), and production taxes. Excludes costs related to Eagle Springs air injection enhanced oil recovery project, which has now been terminated.

         The prevailing price for oil will continue to have an effect on the level of exploration activities generally in Nevada. World oil and gas prices and the prices and margins of finished goods have been and are likely to continue to be volatile and subject to wide fluctuations in response to:

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

Drilling Activities

         Set forth below is a tabulation of wells drilled and completed in which Foreland has participated and the results thereof for each of the periods indicated:

                                                           Year Ended December 31
                                         -----------------------------------------------------------
                                                1998                1999                2000
                                         -------------------  ------------------  ------------------
                                          Gross      Net       Gross      Net      Gross      Net
                                         --------  ---------  --------  --------  --------  --------
Exploratory:
  Dry...............................       3.0       1.36       --        --        --        --
  Oil...............................       --         --        --        --        --        --
  Gas...............................       --         --        --        --        --        --
                                         --------  ---------  --------  --------  --------  --------
         Totals.....................       3.0       1.36       --        --        --        --
                                         ========  =========  ========  ========  ========  ========
Development:
  Dry...............................       2.0       2.0        --        --        --        --
  Oil...............................       1.0       1.0        --        --        --        --
  Gas...............................       --         --        --        --        --        --
                                         --------  ---------  --------  --------  --------  --------
         Totals.....................       3.0       3.0        --        --        --        --
                                         ========  =========  ========  ========  ========  ========

         In early 2000, the Company drilled one (0.2 net) exploratory dry hole.

Title to Properties

         Substantially all of Foreland's working interests are held pursuant to leases from third parties. Foreland performs only a minimal title investigation before acquiring undeveloped properties, and a title opinion is typically obtained shortly before the commencement of drilling operations. Foreland has obtained other documentary confirmation of title on its principal producing properties and believes that it has satisfactory title to such properties. Foreland's properties are subject to customary royalty interests, liens for current taxes, and other common burdens that Foreland believes do not materially interfere with the use of such properties and whose economic effect has been appropriately reflected in Foreland's acquisition costs of such properties.

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

         Environmental Regulations

         Operations of Foreland are subject to comprehensive federal, state and local laws and regulations governing the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect Foreland's operations and costs of doing business. It is probable that state and federal environmental laws and regulations or their interpretations will become more stringent in the future. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed so Foreland is unable to predict the ultimate cost of compliance. Foreland does not believe that it will be required in the near future to expend material amounts due to current environmental laws and regulations.

         Present and future legislation and regulations could cause additional expenditures, restrictions and delays in Foreland's business, the extent of which cannot be predicted and which may require Foreland to limit substantially, delay or cease operations in some circumstances or subject Foreland to various governmental controls. From time to time, regulatory agencies have proposed or imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Because federal energy and taxation policies are subject to constant revisions, no prediction can be made as to the ultimate effect of such governmental policies and controls on Foreland.

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

         Federal Leases

         Foreland conducts significant portions of its activities under federal oil and gas leases. These operations must be conducted in accordance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on these leases and calculation and disbursement of delay rentals and royalty payments to the federal government.

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

Employees

         As of December 31, 2000, Foreland had one full-time employee, its president and a director.

         Following the voluntary surrender of its encumbered assets in March and April 2000, Foreland did not have funds with which to continue to pay its employees. Under an informal arrangement with E.I.F., office rent and overhead in Lakewood, Colorado, was paid by Foreland and salaries for two former employees was paid by E.I.F. The one employee in Woods Cross, Utah, continued to work to arrange the farmout, exploration agreement and Petro Source settlement.

Facilities

         Foreland's principal executive offices are now located at 2561 South 1560 West in Woods Cross, Utah 84087, in the offices of Foreland Refining Corporation. Foreland's database is now located at the offices of Great Basin Exploration Consultants at 143 Union, Suite 230, Lakewood, Colorado 80228.

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

         Foreland Will Require Substantial Amounts of Capital in Order To Accomplish its Exploration Goals in Nevada.

         The total cost required to explore Foreland's existing exploration properties in Nevada and to acquire and explore additional prospective acreage cannot be predicted precisely but could amount to tens of millions of dollars. Because of the size of the total exploration possibilities and Foreland's limited resources, Foreland expects it will have to seek funding through borrowings, the sale of equity securities, or through sharing arrangements with industry participants, which could substantially dilute the interest of Foreland's shareholders. Foreland cannot assure that it can obtain required funds on acceptable or favorable terms to continue exploration.

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

         Foreland May Not Be Able To Discover Additional Oil Reserves.

         Foreland's ability to economically locate additional oil and gas reserves in commercial quantities is dependent upon a number of factors, including its participation in multiple exploration projects, its technological capabilities, and funding availability. Foreland has had limited success in discovering oil reserves in Nevada. Additionally, there are a limited number of firms actively exploring and developing for oil in Nevada, which decreases the number of potential industry partners available to Foreland. Current high oil prices and the energy shortage in California and the West have resulted in renewed interest in Nevada's potential oil reserves. Despite Foreland's experience, data and prospects, there can be no assurance that Foreland will be able to discover additional commercial quantities of oil and gas.

         Foreland Is Dependent on Entering into Joint Exploration Agreements with Others.

         Foreland is dependent on entering into joint exploration agreements with industry participants to obtain funds for drilling and other exploration. Even if such arrangements are reached, typically the other participants may terminate their participation at specified points during the exploration program, which would likely result in additional costs and delays to Foreland.

         Foreland Has Had Limited Commercial Drilling Success to Date.

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

         Foreland's Activities Are Concentrated in Higher Risk Frontier Areas.

         Foreland focuses its exploration and development activities in the Great Basin area of Nevada, a largely unproved and unexplored geological province. Foreland's exploration holdings are insignificant when compared to the size of the potential geological area. Other than in the Eagle Springs and Ghost Ranch fields, which were voluntarily surrendered by Foreland to its primary creditor in April 2000, Foreland has not established material ongoing commercial oil production. In addition, the areas targeted by Foreland, other than the Eagle Springs and Ghost Ranch fields and the Pine Valley area, have geological, geophysical, drilling, completion, and production problems that to date have prevented Foreland and others with larger exploration budgets from developing or establishing significant production or reserves. Foreland cannot assure that it can overcome these problems or that its drilling program will be commercially successful.

         Foreland's Costs Are Higher in Nevada than in More Developed Areas.

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

         Foreland's Activities Are Subject to Operating Risks and Uninsured Hazards.

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

         Foreland's Operations Can Be Adversely Affected by Adverse Weather.

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

         In connection with the purchase of the refineries during 1998, Foreland agreed to acquire inventory and accounts receivable from Petro Source Corporation for approximately $2.7 million through the registration and issuance of shares of Foreland common stock. The shares were to be sold monthly into the market by Petro Source Corporation until the $2.7 million plus interest was recouped. Foreland issued approximately 865,000 shares of common stock, but did not register the shares. The trading price for Foreland's common stock plummeted during 1998 and 1999, rendering the sale of more shares into the market unfeasible. In March 2000, Petro Source Corporation filed a complaint against Foreland and other defendants seeking $2.9 million actual damages plus punitive damages, costs, attorneys' fees, and interest. This action has been removed to United States District Court for the District of Utah, Central Division. Foreland has admitted that it incurred the $2.7 million obligation to Petro Source but denied the remaining substantive allegations of the complaint. On January 15, 2001, Foreland reached an agreement with Petro Source Corporation and Chubb Executive Risk, its insurance carrier, to settle the litigation for $1.2 million, with $600,000 to be paid to Petro Source by Chubb and the issuance of a note for $600,000 by Foreland. The note, which carries interest at 2% over prime, is secured by four million shares of Foreland common stock and 80% of any production we develop in Nevada and is due September 1, 2001 If the note is retired, Petro Source will return the four million shares issued as collateral as well as 863,000 additional shares of Foreland currently held by Petro Source.

         Three trade creditors have judgments against Foreland for services and materials in the aggregate amount of $445,000, provided in connection with its Nevada exploration and drilling activities as follows: Halliburton Energy Services, Inc. by the District Court, Jefferson County, Colorado, in the amount of $53,000; Grant Geophysical Corp. by the United States District Court for the Southern District of Texas, Houston Division, in the amount of $375,000; and Spidle Sales and Service, Inc., by the Eighth Judicial District Court, Uintah County, Utah, in the amount of $17,000.

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

         No matters were submitted to a vote of the shareholders during 2000.

                                    PART II.

--------------------------------------------------------------------------------
                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Price Range of Common Stock

        Foreland's common stock is traded in the over-the-counter market and is quoted on the OTC EBB under the symbol "FORL." For all of the period noted below prior to September 1999, the common stock was quoted on the Nasdaq SmallCap Market. The following table sets forth the high and low closing bid quotations for Foreland's common stock for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions):

                                           Common Stock
                                   ------------------------------
                                       High             Low
                                   --------------  --------------
1999
    First Quarter...............        1.5625          0.8125
    Second Quarter..............        0.96875         0.46875
    Third Quarter ..............        0.71875         0.28125
    Fourth Quarter..............        0.5625          0.0625
2000
    First Quarter...............        0.26            0.14
    Second Quarter..............        0.26            0.12
    Third Quarter ..............        0.22            0.08
    Fourth Quarter..............        0.12            0.06
2001
    First Quarter...............        0.23            0.065

         On May 11, 2001, the closing bid price of Foreland's common stock in the OTC EBB was approximately $0.22. Foreland has approximately 1,690 common stock shareholders.

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

         As part of the Petro Source settlement agreement, all officers and directors agreed to vacate their employment agreements, and N. Thomas Steele agreed to resign as President of Foreland Corporation. With the exception of Mr. Steele, all officers and directors as well as a former officer agreed to convert accrued salaries and vacation to options for common stock at a rate of either $1.00 or $0.50 per share.

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

Unregistered Sales of Securities

         During 2000, the year covered by this report, Foreland sold no securities without registration under the Securities Act of 1933.

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

         In an effort to increase the financial return to Foreland from its crude oil productions and expand its operations, on December 31, 1997, Foreland obtained an option to purchase the Eagle Spring Refinery and Tonopah Refinery assets and trucking fleet from Petro Source. On August 12, 1998, Foreland completed the purchase of these assets by paying $5,000,000 in cash (utilizing funds from the E.I.F. loan), with the remaining $2,676,322 purchase price paid by the issuance of 863,602 shares of common stock, subject to adjustment in the number of shares and potential issuances of additional shares. In March and April 2000, Foreland voluntarily surrendered these assets, together with the Eagle Springs, Nevada and other producing properties and a principal exploration prospect, to Foreland's primary secured creditor.

         Petro Source has not sold any of the 863,602 shares issued at closing and filed a lawsuit against Foreland and others seeking payment of the balance owing of approximately $3.5 million. The lawsuit was settled during the first quarter of 2001 for $1.2 million in stock and a note. See "Item 3. Legal Proceedings."

         The auditor's report on the financial statements of Foreland as of December 31, 2000, contains an explanatory paragraph as to the ability of Foreland to continue as a going concern because of its continuing losses from operations.

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, due or past due current liabilities, and the need for substantial amounts of additional investment, strategic alliances or a sale, merger or reorganization involving all or portions of its business and operations.

         o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 2000, after giving retroactive effect to the settlement in January 2001 of litigation related to the acquisition of discontinued operations, Foreland had current assets of $151,302 and current liabilities of $1,820,388, for a working capital deficit of $1,669,086. In addition, as of such date and as so adjusted, Foreland had total assets of $432,557 and total liabilities of $1,820,388, for a stockholders' deficit of $1,387,831. As of December 31, 2000, Foreland had an accumulated deficit of $40.1 million.

         o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,820,388 in current liabilities as of December 31, 2000, $1,220,388 were substantially past due. The $600,000 balance is due September 1, 2001, under a note to the seller of an acquired business in settlement of a lawsuit in the first quarter of 2001 See "Item 3. Legal Proceedings." Three creditors with claims aggregating $458,000 at December 31, 2000, have obtained judgments against Foreland.

         o Foreland Has No Revenue or Cash. Foreland has no cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to meet its ongoing obligations for general and administrative expenses, lease payments, payments to creditors, and other costs.

         o Foreland Has Very Limited Assets on which To Base a Financial Recovery. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's remaining assets consist of only other exploration prospects on approximately 30,000 gross acres of nonproducing leases and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years. The participant in Foreland's Nevada Exploration Agreement may decide to drill one or all of the three option wells covered in the agreement. Should one of the wells discover oil, Foreland's carried interest may provide production proceeds sufficient to sustain the Company. However, unless the initial well produced very large volumes of oil, Foreland would need to raise additional capital to fund its share of development drilling at a new field.

         o Foreland Has the Opportunity To Reacquire its Refining, Marketing and Transportation Assets. E.I.F. has expressed a willingness to sell the refining, marketing, and transportation assets acquired from Foreland. Foreland is exploring options for bringing additional crude oil from producing areas to the Nevada refineries, which would make such reacquisition profitable. In addition, discovery of additional reserves in Nevada by Foreland or others could make ownership of the refineries, transportation and asphalt marketing operations feasible again. Reacquisition of these assets would require a substantial capital infusion. Foreland believes its significant tax loss carry-forward may entice an industry-wise investor to make such a capital investment.

         o Foreland Has No Liquidity or Cash with which To Reactivate. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland has no present ability to generate revenues. With the exception of leases covered under the Company's Nevada Exploration Agreement with Farakel Company, Foreland has insufficient cash to maintain its exploration leaseholds, pay its personnel, satisfy claims of creditors, or undertake oil and gas exploration.

         o Foreland's Audit Report for the Year Ended December 31, 2000, Contains a Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 2000 financial statements, as for preceding fiscal years, contains an explanatory paragraph that indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

         o Possible Inability To Continue. As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.

Results of Operations

         Note that in view of the voluntary surrender of Foreland's production, refinery, transportation, marketing and certain exploration assets in March and April 2000, the following discussion should not be considered indicative of its future results of operation.

         2000 and 1999

         During the year ended December 31, 2000, the Company reported revenue of $279,000 resulting principally from the sale of miscellaneous surplus equipment, geological and geophysical information, and payments related to the Nevada Exploration Agreement. During the preceding year, all revenue was related to discontinued operations. In March and April 2000, the Company voluntarily surrendered to its principal secured creditor substantially all of its continuing operations, so that there are no continuing operations during 1999 with which to compare 2000 operations.

         During the year ended December 31, 2000, the Company incurred oil exploration expense associated with the reactivation of exploration in Nevada under its Nevada Exploration Agreement, under which it reacquired exploration rights to the Hay Ranch prospect that had previously been surrendered to its principal secured creditor. During 1999, the Company incurred oil exploration expenses of $320,000 associated with continuing geological and geophysical evaluation of its Nevada prospects that were surrendered to its principal secured creditor in early 2000. General and administrative expenses of $247,000 during the year ended December 31, 2000, were principally related to managing the voluntary surrender of assets to its principal secured creditor, negotiating agreements and certain arrangements with creditors, negotiating a farmout agreement with E.I.F., and negotiation and initiating the Nevada Exploration Agreement relating to its retained properties. This contrasts sharply with the $1,260,000 incurred for general and administrative expenses during the year ended December 31, 1999, when the Company devoted substantial effort toward restructuring its assets and liabilities, seeking potential acquisition or investment opportunities, negotiating with its principal secured creditor, E.I.F., and its principal unsecured creditor, Petro Source, as well as pursuing its ongoing oil exploration, refining, and transportation activities.
Depreciation and amortization of $23,000 in the year ended December 31, 2000, and $68,000 in the year ended December 31, 1999, are directly related to the amount of the Company's miscellaneous owned or leased equipment. The Company's net interest expense of $131,000 and $319,000 in the years ended December 31, 2000 and 1999, respectively, vary proportionately to the amount of obligations due, principally current accounts payable.

         As noted above, in March and April 2000, the Company voluntarily surrendered its petroleum refinery, marketing and transportation and related operations in satisfaction of $12.6 million in principal amount of indebtedness, for a gain on foreclosure of assets and liabilities of $4.5 million, resulting in income from continuing operations of $4.4 million. Loss from discontinued operations of $1.1 million resulted in net income of $3.2 million. After accruing a preferred stock dividend of $273,000, the Company reported net income applicable to common stockholders of $2.9 million. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

         Accounting Treatment of Certain Capitalized Costs

         Foreland follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip exploratory and development wells that find proved reserves are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

         As part of Foreland's evaluation of its oil and gas reserves in connection with the preparation of Foreland's annual financial statements, Foreland typically completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of Foreland's oil and gas reserves resulting in an impairment allowance as discussed above. Due to the surrender of virtually all of its producing properties, Foreland did not complete an engineering evaluation in 2000. See "Items 1 and 2. Description of Business and Property."

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

Liquidity and Capital Resources

         2000 Activities

         Foreland's continued operations used net cash of $142,000 in 2000, during which $3.2 million net income resulting principally from the $4.5 million gain on foreclosure and the $1.1 million loss on discontinued operations.

         Investing activities provided cash of $38,000 from the sale of miscellaneous surplus equipment and geological data. Financing activities used net cash of $6,000 for payment of long-term obligations.

         Debt Financing

         In January 1998, Foreland completed the debt financing arrangement with E.I.F. This arrangement was amended in August 1998 and again in February 1999. During 1998 and 1999, Foreland drew an aggregate of $12.6 million under this facility to fund most of its cash requirements.

         Oil price decreases, unsuccessful wells and the termination of the air injection project resulted in lack of cash with which to make required payments to E.I.F. From the time the initial interest payments were due, Foreland began negotiating for additional time and terms to satisfy the indebtedness. With the approval of E.I.F., Foreland hired investment bankers to arrange a merger or sale of the Company or its principal secured assets. Foreland implemented cost cutting measures and restructured its resources in an attempt to be able to make the required payments and comply with the financial covenants, but was unable to do so.

         On November 16, 1999, Foreland entered into a Voluntary Surrender Agreement with E.I.F. pursuant to which Foreland agreed to surrender its Eagle Springs, Nevada and other producing properties, its refining and marketing operations, its transportation company, and a principal exploration prospect and related database, all of which were pledged as security for the E.I.F. indebtedness. In March and April 2000, Foreland completed the surrender of such properties to E.I.F. in satisfaction of the secured indebtedness with an outstanding principal balance, accrued interest and costs of $12.6 million.

         Current and Future Requirements

         As of December 31, 2000, as adjusted to give effect only to the subsequent settlement of a lawsuit with Petro Source Corporation, Foreland had current liabilities of $1,820,388, $1,220,388 of which were currently or substantially past due, with current assets of only $151,302, for a working capital deficit of $1,669,086. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and a $600,000 note due to Petro Source as part of the settlement of its lawsuit. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

         In some instances, Foreland may seek to satisfy creditors' claims by issuing securities, which would dilute the interests of existing stockholders.

         In addition to the capital required to meet its past due obligations, Foreland needs funds for its remaining continuing operations following the voluntary surrender of assets in March and April 2000. As a result of this surrender and the resulting cost-cutting measures associated with the elimination of Foreland's revenues, Foreland's continuing operations require cash principally for lease payments on retained Nevada leases, salaries for continuing employees, professional fees for assistance in meeting regulatory requirements and dealing with creditors and others, and other general and administrative expenses. The aggregate amount of these items varies, but generally approximates from $50,000 to $75,000 per quarter. Foreland requires additional funds to meet costs for these items, but cannot assure that it will obtain such amount from any source.

         Foreland participated in exploration of the Hay Ranch prospect, which it conveyed to E.I.F. in the voluntary surrender of assets, by obtaining a farmout from E.I.F. and then finding drilling partners to fund an exploratory well. Foreland formed a drilling venture with a Houston oil investor to undertake a multiple well drilling project on the Hay Ranch prospect under a farmout from E.I.F., including drilling options on three other exploration prospects on Foreland's retained acreage. The venture provided payments to Foreland of $36,000 per month for five months to cover overhead and lease rentals and an 8.3% carried interest in the Hay Ranch prospect. An additional investor purchased a 25% interest in the prospect under terms that provided an additional 8.3% carried interest in exchange for the right to retire a $600,000 note held by Petro Source Corporation and thereby obtain four million shares of Foreland common stock securing such note. The well was drilled in January and February 2001, and was plugged and abandoned.

         Foreland's Houston participants in the Nevada Exploration Agreement have the right to commit to drill or undertake additional geophysical work by August 2001 on the three option prospects. If the participants decline to continue, Foreland may seek additional drilling partners for its remaining prospects and funds for the development of new prospects. Under such an arrangement, Foreland would attempt to negotiate for its share of costs to be paid by the other participants, retaining a minority interest in the venture. Alternatively, Foreland may seek to raise funds through the sale of equity or debt securities to provide its share of drilling funds and for other corporate purposes. Foreland does not expect that it will be able to obtain any additional financing from any source unless and until it is able to reach agreements acceptable to investors with its various creditors so that substantially all new money invested will be available for Nevada exploration and not exposed to claims of current creditors. Foreland cannot predict the amount of money that may be required to obtain the forbearance or compromise of the claims of its existing creditors with claims aggregating approximately $1,220,388. There is no assurance that Foreland will be successful in accomplishing these tasks.

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

Inflation

         Foreland's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. Foreland's oil exploration and production activities are generally affected by prevailing sales prices for oil and the recent significant decreases in oil prices have caused some activities to be uneconomic.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements listed are included in this report immediately following the signature page.

--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         On March 22, 2001, the board of directors of the Company determined not to engage Hein + Associates, Denver, Colorado, as the Company's principal accountant to audit and report on the Company's financial statements for the year ended December 31, 2000.

         On March 26, 2001, the board of directors of the Company approved the engagement of HJ & Associates, LLC, Salt Lake City, Utah, as an independent accountant and auditor to report on the Company's financial statements for the year ended December 31, 2000.

         The foregoing change was previously reported on Form 8-K.

                                    PART III.

--------------------------------------------------------------------------------
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECITON 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

         The following table sets forth the name, age, term of directorship, and principal business experience of each director and executive officer of Foreland who has served in such position since Foreland's last fiscal year.

                                     Director                    Business Experience During Past
            Name              Age     Since                      Five Years and Other Information
 ---------------------------- -----  --------- ---------------------------------------------------------------------
 Bruce C. Decker.............  50    1994      Officer and  director of Foreland  since 1994.  Appointed  President of  Foreland in January  2001.  Founder of Great  Western  Energy in
                                               1979.  Officer of the Krutex  Energy  Corporation  from 1983 through acquisition  by  Foreland  in 1989.  Received  bachelor's  degree in finance and management from the University of Utah in 1973.

 Grant Steele................  76    1985      Co-founder  and  chairman.  Executive  officer  and  chairman of the
                                               Company   since   organization   in  1985.   Employed  by  Gulf  Oil
                                               Corporation   from  1953  to  1983.   From   1973  to  1980,   Chief
                                               Geologist--U.S.  for Gulf  Oil.  Graduated  from the  University  of
                                               Utah,  Salt Lake  City,  Utah,  in 1949  with  bachelor  of  science degree.  Earned his  doctorate  in geology  from the  University  of
                                               Washington in 1959. Certified  professional  geologist and an active member of the American  Association of Petroleum Geologists (awarded a  distinguished  service  award in 1984),  the  Houston  Geological
                                               Society,   and  the   Society  of   Economic   Paleontologists   and
                                               Mineralogists.

 Alex Nazarenko..............  56     2001     Appointed  to fill  vacancy  created  by  resignation  of N.  Thomas
                                               Steele  in  January   2001.   Partner  in  2N  Company,   a  private
                                               investment and management  company of  Minneapolis,  which purchased
                                               E.I.F.'s  Foreland  securities and  participated in drilling the Hay
                                               Ranch prospect.

         N. Thomas Steele resigned as a director and President in January 2001.

Significant Consultants

         Foreland obtains geological and geophysical services from Great Basin Exploration Consultants, organized by former Foreland employees Jerry Hansen and Carl Schaftenaar. Great Basin assisted Foreland during the drilling of the Pine Valley 42-16 well in January and February of 2001. Great Basin provides ongoing work for Foreland from time-to-time on a consulting basis and provides security and administrative support to Foreland in exchange for use of its computer programs and office equipment.

         Jerry Hansen. Mr. Hansen, who joined Foreland in 1986, was senior structural geologist for Foreland with primary responsibility for generating and developing exploration proposals and drilling prospects. He has 13 years of oil and gas experience focused on prospect generation and evaluation in the Powder River Basin, Gulf Coast, and primarily in Nevada. He graduated with degrees in geology from the University of Colorado in 1973 and the University of Arizona in 1982. As senior structural geologist, Mr. Hansen's primary responsibility is in the generation and development of drillable prospects, from inception to actual well site operations.

         Carl Schaftenaar. Mr. Schaftenaar, who joined Foreland in 1993, has been a geophysicist and geologist in the oil industry for 13 years. He holds a bachelor's degree in geology from Hope College, Holland, Michigan, and a master of science degree in geophysics from Texas A&M University. Mr. Schaftenaar worked for Chevron USA on exploration and development projects in Nevada and the Rocky Mountain area from 1982 to 1992. As senior geophysicist, Mr. Schaftenaar was responsible for the acquisition and analysis of proprietary 2D and 3D seismic programs for Foreland.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of forms 3, 4 and 5, and amendments thereto, furnished to Foreland during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of Foreland or any other person known to be subject to Section 16 of the Exchange Act, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

--------------------------------------------------------------------------------
                        ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Summary Compensation

         The following table sets forth for each of the last three fiscal years the annual and long-term compensation earned by, awarded to or paid to the chief executive officer of Foreland for all services rendered in all capacities to Foreland and its subsidiaries during the last fiscal year. No executive officer of Foreland received aggregate compensation of $100,000.

                                                                       Long-Term Compensation
                                                                 ------------------------- ----------
                                      Annual Compensation                 Awards            Payouts
                                 ------------------------------- ------------------------- ----------
         (a)              (b)      (c)       (d)        (e)          (f)          (g)         (h)        (i)
                                                     Other                    Securities
                                                     Annual      Restricted   Underlying   Award      All Other
                        Year                         Compen-sation  Stock      Options/    Plan        Compen-
  Name and Principal    Ended     Salary    Bonus        ($)      Award(s)       SARs      Payouts      sation
       Position         Dec. 31    ($)       ($)                     ($)          (#)         ($)        ($)
----------------------- -------- --------- --------- ----------- ------------ ------------ ---------- -----------
N. Thomas Steele.......  2000     $31,791        --      $   --      --          --/--          --          --
President (CEO)          1999     119,300        --      10,000      --          --/--          --          --
                         1998     129,800        --      24,000      --          --/--          --          --

Option/SAR Grants in Last Fiscal Year

         Foreland granted no options or stock appreciation rights during 2000. During the first quarter of 2001, Foreland issued ten-year options to purchase common stock at $0.50 per share in exchange for accrued salaries and vacation payable as follows:

          Name                                  Accrued        Options Acquired
                                            Salary/Vacation

Bruce C. Decker..........................        $80,556            161,112
Fred A. Merian...........................          6,000             12,000
Carl Schaftenaar.........................            437                874
Jerry Hansen.............................          1,952              3,904
                                                 -------            -------
                                                 $88,945            177,890
                                                 =======            =======

Exercise of the above options is contingent of the payment of the $600,000 note due Petro Source delivered in settlement of litigation with it.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the chief executive officer of Foreland and the fiscal year end values of unexercised options and SARs.

           (a)                   (b)                (c)                  (d)                  (e)
                                                                      Number of
                                                                     Securities            Value of
                                                                     Underlying           Unexercised
                                                                     Unexercised         In-the-Money
                                                                 Options/SARs at FY   Options/SARs at FY
                               Shares                                  End (#)              End ($)
          Name               Acquired on    Value Realized ($)      Exercisable/         Exercisable/
                            Exercise (#)                            Unexercisable        Unexercisable
-------------------------- ---------------- -------------------- -------------------- --------------------
N. Thomas Steele,
  President (CEO)......          --                 --            399,000/75,000(1)          --/--

-----------------------
(1)      All options held by Mr. Steele were cancelled in January 2001.

         As an inducement for Petro Source Corporation to enter into a settlement agreement with Foreland, officers and directors agreed to cancel all existing options and warrants. Petro Source subsequently agreed to the issuance of options for accrued salaries payable, as described in Item 12, with the provision that such options not be exercised until the Petro Source note is paid.

Employment Agreements

         In an effort in an effort to enhance the ability of Foreland to conclude a possible business resolution with Petro Source, pursue and fund a multi-well drilling program in Nevada, reach an accommodation with certain creditors, and other matters, in January 2001 all of the executive officers vacated their employment agreements with the Company. Such employment agreements contained options that were vacated as a condition of the settlement agreement with Petro Source Corporation in 2001.

Directors' Compensation

         No director fees were paid in 2000.

Limitation of Liability and Indemnification

         The articles of incorporation of Foreland limit or eliminate the personal liability of directors for damages for breaches of their fiduciary duty, unless the director has engaged in intentional misconduct, fraud or a knowing violation of law, or paid a dividend in violation of the Nevada Revised Statutes.

         Foreland's articles of incorporation and bylaws further provide for the indemnification of officers and directors for certain civil liabilities, including liabilities arising under the Securities Act, unless such person is adjudged in any action, suit, or proceeding to be liable for his own negligence or misconduct in the performance of his duty. In the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth, as of April 16, 2001, as of the date hereof, the outstanding common stock of Foreland owned of record or beneficially by each person who owned of record, or was known by Foreland to own beneficially, more than 5% of Foreland's the shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group

                                                                                        Number of
           Name of Beneficial Owner                    Nature of Ownership              Shares(1)        Percent(2)
           ------------------------                    -------------------              ---------        -----------
Principal Stockholder:
---------------------
 2N Company, L.L.C............................    Common stock                              250,000            2.5%
  2277 W Highway 36, Suite 254                    Options(3)                              4,863,602           35.4
  Roseville, MN  55113                            Common stock issuable on
                                                    conversion of Preferred Stock(4)        333,333            3.3
                                                  Warrants(5)                             1,500,000           13.3
                                                                                          ---------
                                                                                          6,946,935           44.6

Petro Source Corporation.....................     Common stock(6)                           863,602            8.9
  10375 Richmond, Suite 400
  Houston TX 77042

Directors:
----------
     Bruce C. Decker.........................     Common stock                               13,334            0.1
                                                  Redeemable common stock(7)                199,740            2.0
                                                  Options(8)                                161,112            1.6
                                                  Other(9)                                       --
                                                                                      -------------
                                                                                            374,186            3.8

     Grant Steele............................     Common stock                               78,832            0.8
                                                  Redeemable common stock(7)                 55,621            0.6
                                                                                             ------
                                                  Total                                     134,453            1.4

     Alex Nazarenko..........................                         See 2N Company above(10)


All Executive Officers and Directors as a
  Group (3)..................................     Common stock                              342,166            3.5
                                                  Redeemable common stock(7)                255,361            2.6
                                                  Options(8)                              5,024,714           36.1
                                                  Common stock issuable on
                                                    conversion of Preferred Stock(4)        333,333            3.3
                                                  Warrants(5)                             1,500,000           13.3
                                                                                          ---------
                                                  Total                                   7,455,574           46.6

------------------------
(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power. The address of all such persons for purposes of this table is deemed to be the address of Foreland.
(2) Calculations of total percentages of share ownership for each individual assumes the exercise of all options held by that individual to which the percentage relates, including options subject to vesting provisions. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
(3) Consists of options to purchase 4,000,000 shares pledged by Foreland to Petro Source as security for a $600,000 note due September 1, 2001 and the option to purchase from Petro Source 863,602 issued and outstanding shares owned by it.
(4) 2N Company owns 200,000 shares of 1998 Series Preferred Stock convertible into 333,333 shares of common stock.

(5)  Warrants to purchase  common stock at $3.00 per share  expiring  January 6,
     2003.
(6) Petro Source also holds 4,000,000 shares of common stock as security for the payment of Foreland's $600,000 note due September 1, 2001.
(7) The issuance of such shares is subject to the payment of the $600,000 note due Petro Source on September 1, 2001. Such shares are subject to redemption by Foreland at $1.00 per share on or before January 31, 2002.
(8) The issuance of such options is subject to the payment of the $600,000 noted due Petro Source on September 1, 2001.
(9) Excludes any beneficial ownership attributable to Mr. Decker of 62,500 shares of common stock, 83,333 shares of common stock issuable on conversion of 1998 Preferred Stock and warrants to purchase 375,000 shares of common stock at $3.00 held of record by 2N Company, L.L.C., a principal stockholder.
(10) Mr. Nazarenko is a principal owner and manager of 2N Company, L.L.C., and is, therefore, deemed to be the beneficial owner of securities owned by it.

--------------------------------------------------------------------------------
            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

Salary Deferrals and Waivers; Officer and Director Notes Payable

         Foreland owed $450,535 to two executive officers and directors and one former employee as of December 31, 2000. In turn, one officer and director and one former employee owed Foreland $350,487. In an effort to resolve the above, in January 2000, Foreland issued 450,535 shares of common stock to satisfy the $450,535 due such officers and directors and former employee, subject to the payment of a $600,000 note due Petro Source. Such common stock is redeemable by Foreland at $1.00 per share at any time on or before January 31, 2002. Foreland also agreed to accept as payment for the $350,487 due it from one such officer and director and one former employee shares of common stock at the greater of either $1.00 per share or the bid price for Foreland common stock preceding the delivery of such stock as payment.

         Foreland also owed current and former employees, one of whom was an officer and director, $88,945 in accrued salary, vacation pay, and miscellaneous items. In January 2000, the board of directors approved the issuance of ten-year options to purchase common stock at $0.50 per share in cancellation of such indebtedness, subject to the payment of a $600,000 note due Petro Source. N. Thomas Steele declined to exchange his salary receivable for options.

Voluntary Surrender

         In November of 1999, following months of negotiation in an effort to seek an alternative resolution, Foreland entered into a Voluntary Surrender Agreement with its secured creditor E.I.F. The agreement provided that Foreland would cooperate in court proceedings in Utah and Nevada transferring ownership of the secured assets to E.I.F. The assets included the producing properties, refineries, transportation fleet and roofing asphalt facility, certain acreage in Pine Valley and its associated geophysical information, which was funded by E.I.F. E.I.F. in turn agreed to cancel its $12.6 million in principal amount of indebtedness, plus accrued interest and costs, and to fund certain Foreland costs during a transition period.

         In March and April 2000, Foreland completed the surrender of such properties to E.I.F. in satisfaction of the secured indebtedness with an outstanding principal balance of $12.6 million.

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits. The following exhibits are included as part of this report:

                        SEC
    Exhibit          Reference
      No.               No.                            Title of Document                              Location
-----------------  --------------  -----------------------------------------------------------   --------------------
     Item 3                        Articles of Incorporation and Bylaws
----------------------------------------------------------------------------------------------
      3.01               3         Articles of Incorporation                                     Incorporated by
                                                                                                   Reference(11)

      3.02               3         Bylaws                                                        Incorporated by
                                                                                                   Reference(2)

     Item 4                        Instruments Defining the Rights of Security Holders,
                                     Including Indentures
----------------------------------------------------------------------------------------------
      4.01               4         Specimen Common Stock Certificate                             Incorporated by
                                                                                                   Reference(1)
      4.02               4         Designation of Rights, Privileges, and Preferences of         Incorporated by
                                     1991 Series Preferred Stock                                   Reference(1)
      4.03               4         Designation of Rights, Privileges, and Preferences of         Incorporated by
                                     1994 Series Convertible Preferred Stock                       Reference(3)
      4.04               4         Designation of Rights, Privileges, and Preferences of         Incorporated by
                                     1995 Series Convertible Preferred Stock                       Reference(7)
      4.05               4         Form of Warrants to Kevin L. Spencer and Jay W. Enyart        Incorporated by
                                                                                                   Reference(8)
      4.06               4         Form of Rights Agreement dated effective April 12, 1997,      Incorporated by
                                     between Foreland and Atlas Stock Transfer Corporation         Reference(10)
      4.07               4         Warrant of Energy Income Fund, L.P. dated January 6,          Incorporated by
                                     1998, to purchase 750,000 shares of common stock at           Reference(12)
                                     $6.00 per share
      4.08               4         Warrant of Energy Income Fund, L.P. dated August 10,          Incorporated by
                                     1998, to purchase 250,000 shares of common stock at           Reference(13)
                                     $10.00 per share (replaces warrant dated January 6,
                                     1998 for 250,000 shares of common stock at $10.00 per
                                     share)
      4.09               4         Designation of Rights, Privileges, and Preferences for        Incorporated by
                                     1998 Series Convertible Preferred Stock                       Reference(13)
      4.10               4         Registration Rights Agreement between Energy Income Fund,     Incorporated by
                                     L.P. and Foreland dated as of August 10, 1998                 Reference(13)

    Item 10                        Material Contracts
----------------------------------------------------------------------------------------------
     10.01              10         Option Agreement between N. Thomas Steele and Foreland        Incorporated by
                                     dated June 24, 1985**                                         Reference(6)
     10.02              10         Option Agreement between Grant Steele and Foreland dated      Incorporated by
                                     June 24, 1985**                                               Reference(6)
     10.03              10         Form of Options to directors dated April 30, 1991, with       Incorporated by
                                     respect to options previously granted 1986**                  Reference(1)

     10.04              10         Form of Nonqualified Stock Option between Foreland and        Incorporated by
                                     unrelated third parties, with related schedule                Reference(4)
     10.05              10         Form of Promissory Notes relating to certain options          Incorporated by
                                     exercised by officers, with related schedule                  Reference(5)
     10.06              10         Form of Option granted pursuant to reload provisions of       Incorporated by
                                     previously granted options with related schedule              Reference(5)
     10.07              10         Form of Registration Agreement relating to Units              Incorporated by
                                     consisting of 1995 Series Preferred Stock and                 Reference(7)
                                     M Warrants
     10.08              10         Form of Revised Executive Employment Agreement between        Incorporated by
                                     Foreland and executive officers, with related schedule**      Reference(9)
     10.09              10         Form of Nonqualified Stock Options granted to executive       Incorporated by
                                     officers dated July 18, 1996, with related schedule**         Reference(9)
     10.10              10         Form of Nonqualified Stock Options granted to executive       Incorporated by
                                     officers in connection with employment agreements, with       Reference(9)
                                     related schedule**
     10.11              10         Form of Nonqualified Stock Options granted to employees       Incorporated by
                                     in connection with employment agreements, with related        Reference(9)
                                     schedule
     10.12              10         First Amendment to Common Stock Purchase Warrant dated        Incorporated by
                                     January 6, 1998 (Warrant No. 1), dated as of February         Reference(14)
                                     4, 1999
     10.13              10         First Amendment to Common Stock Purchase Warrant dated        Incorporated by
                                     August 10, 1998 (Warrant No. 2), dated as of February         Reference(14)
                                     4, 1999
     10.14              10         Common Stock Issuance Agreement between Energy Income         Incorporated by
                                     Fund, L.P. and Foreland, dated as of February 4, 1999         Reference(14)
     10.15              10         Security Agreement (relating to fixtures) between             Incorporated by
                                     Foreland Asphalt Corporation and Energy Income Fund,          Reference(14)
                                     L.P., dated as of February 4, 1999
     10.16              10         Pledge and Security Agreement (Cowboy Asphalt Terminal,       Incorporated by
                                     L.LC. membership interests) from Foreland Asphalt             Reference(14)
                                     Corporation to Energy Income Fund, L.P., dated as of
                                     February 4, 1999
     10.17              10         Letter/deferral/waiver/release agreement dated April 14,      Incorporated by
                                     1999, between Energy Income Fund, L.P. and Foreland           Reference(14)
                                     Corporation and subsidiaries
     10.18              10         Voluntary Surrender Agreement dated November 16, 1999,        Incorporated by
                                     between Energy Income Fund, L.P. and Foreland                 Reference(15)
                                     Corporation

     10.19                         Letter Agreement between Foreland Corporation and             This Filing*
                                     Deerfield Production Company dated May 1, 2000, with
                                     amendment of June 23, 2000
     10.20                         Exploration Agreement effective October 18, 2000, among       This Filing*
                                     Foreland Corporation, Farakel Company, and Deerfield
                                     Production Company

    Item 21                        Subsidiaries of the Registrant
----------------------------------------------------------------------------------------------
     21.01                         Subsidiaries of Foreland Corporation                          This Filing*

    Item 23                        Consents of Experts and Counsel
----------------------------------------------------------------------------------------------
     23.01              23         Consent of HJ & Associates LLP, certified public              This Filing*
                                     accountants

---------------------
(1) Incorporated by reference from Foreland's registration statement on Form S-2, SEC file no. 33-42828.
(2) Incorporated by reference from Foreland's registration statement on Form S-1, SEC file no. 33-19014.
(3) Incorporated by reference from Foreland's registration statement on Form S-1, SEC file no. 33-81538.
(4) Incorporated by reference from Foreland's registration statement on Form S-2, SEC file no. 33-64756.
(5) Incorporated by reference from Foreland's registration statement on Form S-2, SEC file no. 33-86076.
(6) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1985.
(7) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1994.
(8) Incorporated by reference from Foreland's registration statement on Form S-3, SEC file no. 333-3779.
(9) Incorporated by reference from Foreland's quarterly report on Form 10-Q for the period ending September 30, 1996.
(10) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1996.
(11) Incorporated by reference from Foreland's registration statement on Form S-3, SEC file no. 333-37793.
(12) Incorporated by reference from Foreland's interim report on Form 8-K dated January 6, 1998.
(13) Incorporated by reference from Foreland's interim report on Form 8-K dated August 12, 1998, as amended on Form 8-K/A filed October 26, 1998.
(14) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1998.
(15) Incorporated by reference from Foreland's interim report on Form 8-K dated November 16, 1999.

* Filed as an exhibit to this annual report on Form 10-K.

** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (b)      Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 2000, Foreland did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FORELAND CORPORATION



Dated:  May 15, 2001                              By: /s/ Bruce C. Decker
                                                      -------------------
                                                      Bruce C. Decker, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 15, 2001                                /s/ Bruce C. Decker
                                                    -------------------
                                                    Bruce C. Decker, Director
                                                    (Principal Executive and
                                                    Financial Officer)


Dated:  May 15,2001                                 /s/ Grant Steele
                                                    -------------------
                                                    Grant Steele, Director

Dated:
                                                    -------------------------
                                                    Alex Nazarenko, Director

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Foreland Corporation
Woods Cross, Utah

We have audited the accompanying balance sheet of Foreland Corporation as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Notes 2 and 5 to the financial statements, the Company has surrendered substantially all of its assets. The Company has also suffered cumulative losses since inception and at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 16, 2001

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Foreland Corporation
Woods Cross, Utah


We have audited the consolidated balance sheet of Foreland Corporation and subsidiaries as of December 31, 1999 (not presented herein), and the accompanying related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foreland corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company agreed to voluntarily surrender substantially all of its assets in a foreclosure to the Company's largest creditor. This foreclosure was completed subsequent to year-end.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company surrendered substantially all of its assets subsequent to year-end and certain significant litigation has been initiated against the Company, the resolution of which is uncertain. The Company has also suffered cumulative losses since inception and at December 31, 1999, the company has a significant working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hein + Associates, LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
March 9, 2000

                              FORELAND CORPORATION
                                  Balance Sheet

                                     ASSETS
                                                                                                    December 31,
                                                                                                       2000
                                                                                                ------------------
CURRENT ASSETS
   Cash                                                                                         $           98,298
   Inventory                                                                                                53,004
                                                                                                ------------------

     Total Current Assets                                                                                  151,302
                                                                                                ------------------

LONG-TERM ASSETS

   Office equipment, net                                                                                    18,078
   Unproved oil and gas properties                                                                         188,177
   Deposits                                                                                                 75,000
                                                                                                ------------------

     Total Long-Term Assets                                                                                281,255
                                                                                                ------------------

     Total Assets                                                                               $          432,557
                                                                                                ==================

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                            Balance Sheet (Continued)

                                                                                                   December 31,
                                                                                                       2000
                                                                                                ------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Amount due to seller of acquired business (Note 5)                                           $          600,000
   Accounts payable                                                                                        557,149
   Accrued liabilities                                                                                      79,300
   Officers' salaries - related parties                                                                    583,939
                                                                                                ------------------

     Total Current Liabilities                                                                           1,820,388
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 9)

STOCKHOLDER'S EQUITY (DEFICIT)

   Convertible preferred stock,  $0.001 par value,  5,000,000 shares authorized; 407,243 shares issued and outstanding
     in 2000 (liquidation preference of $3,229,000)                                                            407
   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 9,742,323 shares issued and outstanding                                                     9,742
   Additional paid-in capital                                                                           39,126,440
   Less stock subscriptions receivable                                                                    (350,488)
   Accumulated deficit                                                                                 (40,173,932)
                                                                                                ------------------

     Total Stockholders' Equity (Deficit)                                                               (1,387,831)
                                                                                                ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $          432,557
                                                                                                ==================

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                            Statements of Operations

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2000                1999
                                                                            ------------------  ------------------
REVENUE                                                                     $          278,798  $           -
                                                                            ------------------  ------------------

EXPENSES

   Oil exploration                                                                      48,512             320,000
   General and administrative                                                          246,604           1,260,000
   Depreciation and amortization                                                        23,495              68,000
                                                                            ------------------  ------------------

     Total Expenses from Operations                                                    318,611           1,648,000
                                                                            ------------------  ------------------

LOSS BEFORE OTHER EXPENSE                                                              (39,813)         (1,648,000)
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                       2,618              -
   Interest expense                                                                   (133,881)           (319,000)
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                     (131,263)           (319,000)
                                                                            ------------------  ------------------

LOSS BEFORE INCOME TAX, EXTRAORDINARY ITEM
 AND DISCONTINUED OPERATIONS                                                          (171,076)         (1,967,000)

Income taxes                                                                            -                   -
                                                                            ------------------  -------------

LOSS BEFORE EXTRAORDINARY ITEM AND
 DISCONTINUED OPERATIONS                                                              (171,076)         (1,967,000)

   Gain on foreclosure of assets and liabilities                                     4,469,006              -

LOSS FROM DISCONTINUED OPERATIONS - NET
 OF ZERO TAX EFFECT (Note 9)                                                        (1,125,862)         (1,778,000)
                                                                            ------------------  ------------------

NET INCOME (LOSS)                                                                    3,172,068          (3,745,000)

   Preferred stock dividend                                                           (273,000)           (240,000)
                                                                            ------------------  ------------------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                                               $        2,899,068  $       (3,985,000)
                                                                            ==================  ==================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                        9,738,151           9,707,000
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                                                        FORELAND CORPORATION
                                            Statements of Stockholders' Equity (Deficit)
                                           For the Years Ended December 31, 2000 and 1999

                                Preferred Stock        Common Stock
                              -------------------  ---------------------   Paid-In       Accumulated   Subscriptions   Stockholders'
                                Shares    Amount     Shares      Amount    Capital         Deficit       Receivable      Deficit
                              --------- ---------  ---------  ---------- ------------   -------------  ------------   -----------
Balance, January 1, 1999       524,000  $  1,000   9,673,000  $  10,000  $ 39,366,000   $ (39,601,000) $   (339,000)  $  (563,000)

Preferred stock exchanged for
 common stock                 (117,000)   (1,000)     39,000     -              1,000          -             -             -

Common shares issued for
 services                       -         -           23,000     -             25,000          -             -             25,000

Accrued interest on notes       -         -           -          -             -               -            (27,000)      (27,000)

Forgiveness of shareholder not  -         -           (2,000)    -             (2,000)         -             23,000        21,000

Additional consideration due to
 the seller of acquired busine  -         -           -          -         (2,676,000)         -             -         (2,676,000)

Net loss for the year ended
 December 31, 1999              -         -           -          -             -           (3,745,000)       -         (3,745,000)
                              --------  --------  ----------  ---------  ------------   -------------  ------------   -----------
Balance, December 31, 1999     407,000    -        9,733,000     10,000    36,714,000     (43,346,000)     (343,000)   (6,965,000)

Rounding adjustment                243       407         206       (267)          287          -               (427)       -

Accrued interest on notes       -         -           -          -             -               -             (7,061)       (7,061)

Conversion of warrants          -         -            9,117          9           769          -             -                778

Forgiveness of previous debt
 secured by stock               -         -           -          -          2,411,384          -             -          2,411,384

Net income for the year ended
 December 31, 2000              -         -           -          -             -            3,172,068        -          3,172,068
                              --------  --------  ----------  ---------  ------------   -------------  ------------   -----------
Balance, December 31, 2000     407,243  $    407   9,742,323  $   9,742  $ 39,126,440   $(40,173,932)  $   (350,488)  $(1,387,831)
                              ========  ========  ==========  =========  ============   ============   ============   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION

                            Statements of Cash Flows

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2000                1999
                                                                            ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $        3,172,068  $       (1,967,000)
   Depreciation and amortization                                                        23,495              68,000
   Accrued note receivable interest                                                     -                  (27,000)
   Loss on forgiveness of shareholder notes                                             -                   21,000
   Accrued interest on Petrosource acquisition                                          -                  319,000
   Gain on foreclosure                                                              (4,469,006)             -
   Discontinued operations                                                           1,125,862           3,594,000
   Changes in operating assets and liabilities                                         289,488          (2,115,000)
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Operations                                         141,907            (107,000)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets                                                         -                   79,000
   Investment in Cowboy Asphalt Terminal L.L.C.                                         -                 (222,000)
   Capital expenditures for property and equipment                                     (38,176)         (1,795,000)
                                                                            ------------------  ------------------

       Net Cash Used in Investing Activities                                           (38,176)         (1,938,000)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from exercise of warrants and options                                        1,055              -
   Payment of debt issuance costs                                                       -                  (98,000)
   Proceeds from long-term debt                                                         -                  307,000
   Payment of long-term debt and promissory notes                                       (7,488)            (13,000)
                                                                            ------------------  ------------------

     Net Cash Provided by Financing Activities                                          (6,433)            196,000
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        97,298          (1,849,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             1,000           1,850,000
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $           98,298  $            1,000
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                   $           -       $          526,000
                                                                            ==================  ==================
   Cash paid for income taxes                                               $           -       $           -
                                                                            ==================  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

   Return of common stock by officers for subscription receivable           $           -       $           21,000
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Nature of Operations

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

              The Company entered a voluntary surrender agreement with its largest creditor in November 1999. At March 31, 2000, the foreclosure agreement was completed and the related assets and liabilities were transferred. All operations from January 1, 2000 through March 31, 2000 were recorded as discontinued operations. The Company reported a gain from the foreclosure of $4,469,006. After the foreclosure, the Company is only engaged in oil exploration.

              b.  Cash Equivalents

              The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

              c.  Oil and Gas Properties

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

              Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploration wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling. Depreciation and depletion expense related to oil and gas properties amounted to $-0- and $51,000 or the years ended December 31, 2000 and 1999, respectively.

              Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Other Property and Equipment

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

              The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $832,000 and $23,495 for the years ended December 31, 1999, and 2000, respectively.

              e.  Impairment of Long-Lived Assets

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

              f.  Inventories

              Inventories are carried at the lower of cost or market. For refined petroleum products, cost is generally determined using the first-in, first-out method. For other inventories, cost is determined using the average cost method or specific identification where possible.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Income Taxes

              At December 31, 2000, the Company had net operating loss carryforwards of approximately $40,000,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              Deferred tax assets (liabilities) are comprised of the following at December 31, 2000 and 1999:

                                                                                 2000               1999
                                                                            ------------------  ------------------
                    Long-term deferred tax assets (liabilities):
                         Net operating loss carryforward                    $       15,200,000  $       15,700,000
                         Property and equipment basis differences                       -                 (200,000)
                         Below-market stock options                                    200,000             200,000
                                                                            ------------------  ------------------
                    Net deferred tax assets                                         15,400,000          15,700,000
                    Less valuation allowance                                       (15,400,000)        (15,700,000)
                                                                            ------------------  ------------------
                    Net deferred tax assets                                 $           -       $           -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              h.  Revenue Recognition

              The Company recognizes sales of refined petroleum products and crude oil upon delivery to the purchaser. Transportation revenues are recognized as the services are performed.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.  Net Earnings (Loss) Per Common Share

              The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                  2000               1999
                                                                            ------------------  ------------------
              Basic earnings (loss) per share:
                Income (loss) from operations                               $            (0.02) $            (0.23)
                Income from extraordinary items                                           0.44              -
                (Loss) from discontinued operations                                      (0.12)              (0.18)
                                                                            ------------------  ------------------
                Net income (loss)                                           $             0.30  $            (0.41)
                                                                            ==================  ==================

              Diluted earnings (loss) per share:
                Income (loss) from operations                               $            (0.02) $            (0.23)
                Income from extraordinary items                                           0.39              -
                (Loss) from discontinued operations                                      (0.12)              (0.18)
                                                                            ------------------  ------------------
                Net income (loss)                                           $             0.25  $            (0.41)
                                                                            ==================  ==================

              The weighted-average number of shares of common stock used to compute the basic earnings (loss) per share was increased by 1,881,804 shares for the year ended December 31, 2000 for the assumed exercise of stock options in computing the diluted per-share data. Shares issuable upon exercise of stock options were not included in computing the diluted per-share data for the year ended December 31, 1999 because to do so would have resulted in reducing the loss per share data as compared to the amounts reported for the basic per-share data.

              j.  Stock Based Compensation

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

              The Company accounts for options, warrants, and similar instruments which are granted to non-employees for goods an services at fair value on the grant date, as required by SFAS No. 123, Accounting for Stock-Based Compensation. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company did not adopt SFAS No. 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Accounting Estimates

              The use of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              l.  Impact of Recently Issued Accounting Pronouncements

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              m.  Reclassifications

              Certain  reclassifications  have been  made to the 1999  financial
              statements   to  conform  to  the   presentation   in  2000.   The
              reclassifications had no effect on the 1999 net loss.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of management to strongly pursue its oil exploration through funding by outside investors.

NOTE 3 -      PURCHASE OF REFINING AND TRANSPORTATION ASSETS

              On August 12, 1998, the Company completed the purchase from an unrelated firm of a crude oil processing refinery in Eagle Springs, Nevada, a hydrocarbon processing facility in Tonopah, Nevada, and trucks and related equipment used to gather crude oil and distribute products. The purchase price was $8,688,000, which consisted of $520,000 in common stock issued by the Company in December 1997, $5,000,000 in cash, the issuance of 863,602 shares of common stock with a fair value of approximately $3,023,000, and other costs related to the acquisition of $145,000. The acquisition was accounted for using the purchase method of accounting for business combinations.

              The purchase agreement required the Company to register the shares issued for the acquired assets. If the proceeds from liquidation of 763,602 shares was less than $2,676,000 (plus interest at 10% per annum), the agreement required the Company to issue additional shares or pay cash for the deficiency. Based on the trading price of the Company's common stock at December 31, 1999, the fair value of the shares was approximately $150,000 and a sale of these shares into the market would likely depress the stock price further, reducing the fair value of the shares. During the year, the seller initiated litigation asserting a claim of $2.9 million, plus punitive damages, attorneys' fees and other costs, against the Company. As discussed in Note 5, the litigation initiated by the seller has been settled.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -      INVENTORIES

              Inventories consist of the following at December 31, 2000:

                                                                                                       2000
                           Oil field equipment and other                                        $           53,004
                                                                                                ------------------
                                 Total                                                          $           53,004
                                                                                                ==================

NOTE 5 -      DEBT

              Debt at December 31, 2000, consists of the following:
                                                                                                       2000
              Note payable to Petro Source Corporation, interest at prime + 2%,
                due September 1, 2001.                                                          $          600,000
                                                                                                ------------------
              Total                                                                             $          600,000
                                                                                                ==================

              The promissory note is secured by 4,000,000 shares of the Company's common stock. In addition, Petro has a first priority lien on 80% of the Company's share of any production on properties in Nevada.

              After the execution of the voluntary surrender agreement, Petro Source, the company from whom the original purchase of the assets was made, initiated an action against the Company claiming it had a security interest in the assets that were surrendered to Energy Income Fund. The lawsuit, which sought compensatory damages of $2,869,087, and other damages, was filed on February 18, 2000.

              Subsequent to the date of the financial statements, in April 2001, this lawsuit was settled under an agreement in which the Company agreed to immediately pay $600,000 through their insurance provider, and issue a promissory note in the amount of $600,000.
              The note will accrue interest at a rate of prime plus two percentage points, and is payable in full with interest on September 1, 2001. The note is secured by 80% of the Company's share of production of hydrocarbons for all the working interests that the Company has or may have in the State of Nevada.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 6 -      PREFERRED STOCK

              The Company's Board of Directors has authorized the issuance of several series of convertible preferred stock. The following is a summary of shares issued and outstanding under each series at December 31, 2000:

                                                                              Convertible to
                                                             Preferred         Common Stock         Liquidation
                            Series                            Shares              Shares            Preference
              -----------------------------------------   ---------------  -------------------  ------------------
              1991 Convertible Preferred Stock                     20,000                6,667  $           25,000
              1994 Convertible Preferred Stock                    153,140               51,047             306,000
              1995 Convertible Preferred Stock                    232,103               77,368             348,000
              1998 Convertible Preferred Stock                      2,000              333,333           2,550,000
                                                          ---------------  -------------------  ------------------
                           Total                                  407,243              468,415  $        3,229,000
                                                          ===============  ===================  ==================

              None of the series of preferred stock outstanding at December 31, 2000 has a stated dividend rate, except for the 1998 convertible preferred stock, which has a stated dividend rate of 12%. No dividends have been declared, but such amounts are reflected as a deduction from net income (loss) in determining net income (loss) applicable to common shareholders on the statement of operations. All of the preferred stock will participate in any common stock dividends declared.

              The 1995, 1994 and 1991 convertible preferred stock is redeemable at $3.00, $4.00 and $1.25 per share, respectively, at the Company's option. EIF is the sole holder of the 1998 convertible preferred stock.

              Shareholder Rights Plan - During 1997, the Company's Board of Directors adopted a rights agreement under which preferred stock purchase rights (Rights) were distributed, as a dividend, at a rate of one Right for each outstanding share of the Company's common stock on the record date. Each Right entitles the holder to purchase 1/1000th of a share of Series A preferred stock at an exercise price of $100. The Rights may be redeemed by the Company at a redemption price of $0.01 per Right in the event of a takeover attempt. The Rights plan is not designed to prevent a takeover but rather to encourage a potential acquirer to negotiate with Board of Directors. The Rights are not currently exercisable and do not trade separately from the Company's common stock.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      STOCK-BASED COMPENSATION

              Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 1999 and 2000:

                                                                     1999                          2000
                                                   -----------------------------------------------------------------
                                                                         Weighted                       Weighted
                                                                         Average                         Average
                                                         Number         Exercise         Number         Exercise
                                                       of Shares         Price         of Shares        Price
              Outstanding, beginning of year             1,640,333   $        3.87      1,583,667  $          3.76
                   Granted                                  -               -              -                -
                   Expired                                 (36,666)           8.40         -                -
                   Canceled                                (20,000)           4.00     (1,340,333)            7.40
                   Exercised                                -               -              -                -
                                                   ---------------   -------------  -------------  ---------------
              Outstanding, end of year                   1,583,667   $        3.76        243,334  $          4.88
                                                   ===============   =============  =============  ===============

              At December 31, 2000, the outstanding options are 100% vested.

              If not previously exercised, options outstanding at December 31, 2000 will expire as follows:

                                                           Range of
                                                       Exercise Prices              Weighted
                                                ----------------------------         Average             Number
                        Vested at December 31,       Low           High           Exercise Price       of Shares
              --------------------------------- -------------  -------------  ------------------   --------------
                        2002                    $        3.93  $        4.50  $              4.40           43,334
                        2003                    $        5.00  $        5.00  $              5.00          200,000
                                                                                                   ---------------
                                                                              $              4.89          243,334
                                                                                                   ===============

              Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended December 31, 1999 and 2000:

                                                                     1999                          2000
                                                   ---------------------------------------------------------------
                                                                         Weighted                       Weighted
                                                                         Average                         Average
                                                         Number         Exercise         Number         Exercise
                                                       of Shares         Price         of Shares        Price
                                                       ---------         -----         ---------        -----
              Outstanding, beginning of year             1,656,803   $        6.05      1,646,803  $          6.06
                   Canceled                                 -               -              -                -
                   Expired                                 (10,000)           3.75         (8,333)            4.50
                                                   ---------------   -------------  -------------  ---------------
              Outstanding, end of year                   1,646,803   $        6.06      1,638,470  $          6.07
                                                   ===============   =============  =============  ===============

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      STOCK BASED COMPENSATION (Continued)

              All outstanding warrants and non-qualified options granted to non-employees were exercisable at December 31, 2000, If not previously exercised, these instruments will expire as follows:

                                                          Range of
                                                      Exercise Prices              Weighted
                                                ----------------------------        Average             Number
                     Vested at December 31,          Low           High           Exercise Price       of Shares
              ------------------------------    -------------  -------------  -------------------  ---------------
                        2001                    $        4.50  $        7.50  $              6.87          138,470
                        2003                    $        6.00  $        6.00  $              6.00        1,500,000
                                                                                                   ---------------
                                                                              $              6.06        1,638,470
                                                                                                   ===============

              Reload Options - At December 31, 2000, options and warrants with a reload feature are outstanding for a total of 94,000 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an exercise period of 5 years. If an employee tenders mature shares (held in excess of six months) for the exercise price, then no compensation charge will be recognized.

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

                                                                                     For the Years Ended
                                                                                           December 31,
                                                                             -------------------------------------
                                                                                   1999                2000
                                                                             ------------------  -----------------
              Net loss applicable to common stockholders:
                        As reported                                          $      (13,909,000) $             N/A
                        Pro forma                                                   (13,937,000)               N/A
              Net loss per common share:
                        As reported                                          $            (1.57) $             N/A
                        Pro forma                                                         (1.57)               N/A

              No options were granted in 2000 or 1999.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              Operating Leases - Total rental expenses incurred under operating leases amounted to approximately $15,670 and $160,000 for the years ended December 31, 2000 and 1999, respectively.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 8 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Environmental - The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. The seller of the refineries agreed to indemnify the Company for certain environmental obligations.

              Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have materially adverse effect on its financial conditions or results of operations. Three creditors have obtained judgments against the Company totaling approximately $458,000. These amounts are included in accounts payable at December 31, 2000.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 9 -       DISCONTINUED OPERATIONS

                  As discussed in Note 1 to the financial statements, the Company's assets were voluntarily surrendered to its largest creditor. The losses on these discontinued operations for the years ended December 31, 2000 and 1999 are summarized as follows:

                                                                                   2000                1999
                                                                            ------------------  ------------------
               REVENUE:
                Refining and transportation                                 $        5,043,261  $       28,217,000
                Oil sales                                                              204,661              -
                Other                                                                    2,852              -
                                                                            ------------------  ------------------

                  Total Revenue from Discontinued Operations                         5,255,774          28,217,000
                                                                            ------------------  ------------------

               EXPENSES:
                Refining and transportation:
                  Cost of goods sold                                                 4,062,109          20,679,000
                  Other                                                              1,002,685           4,542,000
                Oil production costs:
                  Other                                                                 -                  221,000
                General and administrative                                             466,926           1,266,000
                Depreciation, depletion and amortization                               168,787             816,000
                Interest expense, net                                                  681,129           2,454,000
                (Gain) loss on sale of property                                         -                   (6,000)
                Equity in loss of Cowboy Asphalt Terminal                               -                   23,000
                                                                            ------------------  ------------------

                  Total Expenses from Discontinued Operations                        6,381,636          29,995,000
                                                                            ------------------  ------------------

               LOSS FROM DISCONTINUED OPERATIONS                            $       (1,125,862) $       (1,778,000)
                                                                            ==================  ==================

NOTE 10 -      DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

               All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2000                1999
                                                                            ------------------  ------------------
                Proved oil and gas producing properties                     $           -       $       13,103,000
                Unproved properties, net of allowance for
                  impairment of $67,000                                                188,177             404,000
                                                                            ------------------  ------------------
                                                                                       188,177          13,507,000
                Accumulated depreciation, depletion and
                 amortization                                                           -              (12,609,000)
                                                                            ------------------  ------------------
                                                                            $          188,177  $          898,000
                                                                            ==================  ==================

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 10 -      DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

               Costs incurred in oil and gas producing activities, whether capitalized or expensed, during the year ended December 31, 2000 and 1999 is as follows:

                                                                                   2000                1999
                                                                            ------------------  ------------------
                Acquisition costs                                           $           -       $           -
                                                                            ==================  ==================
                Exploration costs                                           $           48,512  $          320,000
                                                                            ==================  ==================
                Development costs                                           $           -       $           -
                                                                            ==================  ==================
               Results  of  operations  from  oil and gas  producing  activities
               (excluding  refining and transportation  activities,  general and administrative expenses, and interest expense) for the year ended
               December 31, 2000 and 1999 are presented below.

                                                                                   2000                1999
                                                                            ------------------  ------------------
                Oil sales                                                   $            8,880  $        1,595,000
                Gain (loss) on sale of oil and gas properties                           -                   -
                Production costs:
                  Enhanced recovery project                                             -                   -
                  Other                                                                 (7,776)           (959,000)
                Exploration costs:
                  Dry hole costs                                                        -                   -
                  Delay rentals                                                        (48,512)           (102,000)
                  Geologic and geophysical                                              -                 (218,000)
                Abandonment and impairment costs                                        (4,058)             -
                Depreciation and depletion                                             (23,495)           (120,000)
                                                                            ------------------  ------------------

                Results of operations from oil and gas
                  producing activities                                      $          (74,961) $          196,000
                                                                            ==================  ==================

               Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 10 -      DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

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

               Set forth below is the unaudited summary of the changes in the net quantities of the Company's proved oil reserves (in barrels) as of December 31, 1999:

                                                                                                       1999
                                                                                                ------------------
                  Proved reserves, beginning of year                                                       508,000
                     Production                                                                           (163,000)
                     Purchase of reserves in place                                                          -
                     Revisions of previous estimates                                                       477,000
                     Reserves surrendered in voluntary foreclosure                                        (822,000)
                                                                                                ------------------
                  Proved reserves, end of year                                                              -
                                                                                                ==================

                  Proved developed reserves, beginning of year                                             508,000
                                                                                                ==================

                  Proved developed reserves, end of year                                                    -
                                                                                                ==================

               Standardized   Measure  of  Discounted   Future  Net  Cash  Flows
               (Unaudited)

               Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

               Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor. The Company's year-end reserve reports were prepared based upon average oil prices of approximately $19.88 per barrel as of December 31, 1999.

                             FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE 10 -      DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

                                                                                                   December 31,
                                                                                                       1999
                                                                                                ------------------
                  Future cash inflows                                                           $       16,351,000
                  Future production costs                                                               (8,418,000)
                  Future development costs                                                                  -
                  Future income tax expense                                                                 -
                                                                                                ------------------
                  Future net cash flows                                                                  7,933,000

                  10% annual discount for estimated timing of cash flows                                (2,800,000)
                  Surrender of reserves in voluntary foreclosure                                        (5,133,000)
                                                                                                ------------------
                  Standardized measure of discounted future net cash flows                      $           -
                                                                                                ==================

               The following are the principal sources of change in the standardized measure of discounted future net cash flows for the year ended December 31, 1999:

                                                                                                       1999
                                                                                                ------------------
                  Standardized measure, beginning of year                                       $          491,000
                  Sales of oil and gas, net of production costs                                           (857,000)
                  Extensions, discoveries and other, net                                                    -
                  Purchase of reserves in place                                                             -
                  Net change due to revisions in quantity estimates and other                            2,166,000
                  Net change due to changes in prices and production costs                               3,284,000
                  Net change in future development costs                                                    -
                  Net change in income taxes                                                                -
                  Accretion of discount                                                                     49,000
                  Surrender of reserves in voluntary foreclosure                                        (5,133,000)
                                                                                                ------------------
                  Standardized measure, end of year                                             $           -
                                                                                                ===================

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