Form 10QSB
period 2001-03-31
FORELAND CORP
filed 2001-05-24
CIK 773326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-14096

                              Foreland Corporation
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                        87-0422812
              ------                                        ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  Incorporation or organization)                       Identification No.)

           2561 South 1560 West
           Woods Cross, Utah                                 84087
           -----------------                                 -----
  (Address of principal executive offices)                 (Zip Code)

                                 (801) 298-9886
                                 --------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 18, 2001, issuer had 9,742,323 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              FORELAND CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                                 March 31,          December 31,
                                                                                    2001               2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                                     $           77,784  $           98,298
   Inventory - pipe                                                                     53,004              53,004
                                                                            ------------------  ------------------
     Total Current Assets                                                              130,788             151,302
                                                                            ------------------  ------------------

LONG-TERM ASSETS
   Office equipment, net                                                                16,818              18,078
   Unproved oil and gas properties                                                     188,177             188,177
   Deposits                                                                             75,000              75,000
                                                                            ------------------  ------------------
     Total Long-Term Assets                                                            279,995             281,255
                                                                            ------------------  ------------------
     Total Assets                                                           $          410,783  $          432,557
                                                                            ==================  ==================

      The accompanying notes are an integral part of these financial statements.


                              FORELAND CORPORATION
                           Balance Sheets (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 March 31,          December 31,
                                                                                    2001               2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
   Amount due to seller of acquired business (Note 5)                       $          614,250  $          600,000
   Accounts payable                                                                    550,133             557,149
   Accrued liabilities                                                                  34,159              79,300
   Officers' salaries - related parties                                                 37,200             583,939
                                                                            ------------------  ------------------
     Total Current Liabilities                                                       1,235,742           1,820,388
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDER'S EQUITY (DEFICIT)
   Convertible preferred stock, $0.001 par value, 5,000,000
     shares authorized; 407,243 shares issued and outstanding
     in 2000 (liquidation preference of $3,229,000)                                        407                 407
   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 9,742,323 shares issued and outstanding                                 9,742               9,742
   Additional paid-in capital                                                       39,322,689          39,126,440
   Less stock subscriptions receivable                                                    -               (350,488)
   Accumulated deficit                                                             (40,157,797)        (40,173,932)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                             (824,959)         (1,387,831)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          410,783  $          432,557
                                                                            ==================  ==================

      The accompanying notes are an integral part of these financial statements.

                              FORELAND CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                            --------------------------------------
                                                                                    2001               2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
REVENUE                                                                     $          110,440  $           -
                                                                            ------------------  ------------------
EXPENSES
   Oil exploration                                                                      32,632              -
   General and administrative                                                           46,779              -
   Depreciation and amortization                                                         1,260              -
                                                                            ------------------  ------------------
     Total Expenses from Operations                                                     80,671              -
                                                                            ------------------  ------------------

INCOME BEFORE OTHER EXPENSE                                                             29,769              -
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                                         616              -
   Interest expense                                                                    (14,250)             -
                                                                            ------------------  ------------------
     Total Other Income (Expense)                                                      (13,634)             -
                                                                            ------------------  ------------------

INCOME BEFORE INCOME TAX, EXTRAORDINARY ITEM
 AND DISCONTINUED OPERATIONS                                                            16,135              -

Income taxes                                                                            -                   -
                                                                            ------------------  ------------------

INCOME BEFORE EXTRAORDINARY ITEM AND
 DISCONTINUED OPERATIONS                                                                16,135              -

   Gain on foreclosure of assets and liabilities                                        -                4,469,006

LOSS FROM DISCONTINUED OPERATIONS - NET
 OF ZERO TAX EFFECT                                                                     -               (1,125,862)
                                                                            ------------------  ------------------

NET INCOME (LOSS)                                                                       16,135           3,343,144

   Preferred stock dividend                                                            (68,250)            (68,250)
                                                                            ------------------  ------------------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                                               $          (52,115) $        3,274,894
                                                                            ==================  ==================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                        9,742,323           9,733,206
                                                                            ==================  ==================

      The accompanying notes are an integral part of these financial statements.

                              FORELAND CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                            --------------------------------------
                                                                                    2001               2000
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $           16,135  $        3,343,144
   Depreciation and amortization                                                         1,260              -
   Gain on foreclosure                                                                  -               (4,469,006)
   Discontinued operations                                                              -                1,125,862
   Changes in operating assets and liabilities                                         (37,909)                801
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Operations                                         (20,514)                801
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                    -                   -
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (20,514)                801

CASH AND CASH EQUIVALENTS, BEGINNING OF Period                                          98,298               1,000
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           77,784  $            1,801
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                   $           -       $           -
   Cash paid for income taxes                                               $           -       $           -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
   Options for debt                                                         $          546,737  $           -

      The accompanying notes are an integral part of these financial statements.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000

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

              The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $1,260 and $-0- for the three months ended March 31, 2001 and 2000, respectively.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Impairment of Long-Lived Assets

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

              e.  Inventories

              Inventories are carried at the lower of cost or market. For refined petroleum products, cost is generally determined using the first-in, first-out method. For other inventories, cost is determined using the average cost method or specific identification where possible.

              f.  Revenue Recognition

              The Company recognizes sales of refined petroleum products and crude oil upon delivery to the purchaser. Transportation revenues are recognized as the services are performed.

              g.  Net Earnings (Loss) Per Common Share

              The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                               For the Three Months Ended
                                                                         March 31,
                                                         --------------------------------------
                                                                 2001               2000
                                                         ------------------  ------------------
              Basic earnings (loss) per share:
                Income (loss) from operations            $            (0.01) $                -
                Income from extraordinary items                           -                0.46
                (Loss) from discontinued operations                       -               (0.12)
                                                         ------------------  ------------------
                Net income (loss)                        $            (0.01) $             0.34
                                                         ==================  ==================

              Diluted earnings (loss) per share:
                Income (loss) from operations            $            (0.01) $                -
                Income from extraordinary items                           -                0.38
                (Loss) from discontinued operations                       -               (0.10)
                                                         ------------------  ------------------
                Net income (loss)                        $            (0.01) $             0.28
                                                         ==================  ==================

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Net Earnings (Loss) Per Common Share (continued)

              The weighted-average number of shares of common stock used to compute the basic earnings (loss) per share was increased by 2,510,229 shares for the period ended March 31, 2001 for the assumed exercise of stock options in computing the diluted per-share data. Shares issuable upon exercise of stock options were not included in computing the diluted per-share data for the period ended March 31, 2001 because to do so would have resulted in reducing the loss per share data as compared to the amounts reported for the basic per-share data.

              h.  Stock Based Compensation

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

              i.  Accounting Estimates

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

              j.  Impact of Recently Issued Accounting Pronouncements

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j. Impact of Recently Issued Accounting Pronouncements (continued)

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


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

NOTE 4 -      INVENTORIES

              Inventories consist of the following at March 31, 2001:
                Oil field equipment and other                                                   $           53,004
                                                                                                ------------------
                      Total                                                                     $           53,004
                                                                                                ==================

NOTE 5 -      DEBT

              Debt at March 31, 2001, consists of the following:

              Note payable to Petro Source Corporation,  interest at prime + 2%,
                due September 1, 2001.                                                          $          614,250
                                                                                                ------------------
              Total                                                                             $          614,250
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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 5 -      DEBT (continued)

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

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

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

              Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have materially adverse effect on its financial conditions or results of operations. Three creditors have obtained judgments against the Company totaling approximately $458,000. These amounts are included in accounts payable.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Foreland is engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. Currently, Foreland's assets consist of exploration prospects in northeastern Nevada, an approximately 30,000 acre lease position, and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 15 years.

         During 2000, Foreland entered into an exploration agreement with Farakel Company of Houston, Texas, covering four of Foreland's Nevada prospects, requiring that one prospect be drilled and the other three option prospects be drilled or have significant geophysical work commenced on their acreage. The first well was drilled in the first quarter of 2001 and was unsuccessful.

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

         Foreland, one of its former directors, and E.I.F. were named in a lawsuit filed by Petro Source Corporation claiming damages in excess of $3.5 million in connection with the purchase of refinery inventory and receivables to be paid for in Foreland common stock. Foreland settled the lawsuit on behalf of itself and its director in the first quarter of 2001 for $1.2 million in cash and a note.

         This report should be read in conjunction with Foreland's annual report on Form 10-KSB for the year ended December 31, 2000. Foreland's results of operations for any interim period are not necessarily indicative of its results of operations for a longer period or for any time in the future.

         Foreland has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position, and based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Forward-Looking Information

         This report contains certain forward-looking statements and information relating to Foreland that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in the document, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to Foreland or its management, are intended to identify forward-looking statements. Such statements reflect the current view of Foreland respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities, and the need for substantial amounts of additional investment, strategic alliances or a sale, merger or reorganization involving all or portions of its business and operations.

o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of March 31, 2001, Foreland had current liabilities of $1,236,000, with current assets of only $131,000, for a working capital deficit of $1,105,000. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and $614,000 due on a note to Petro Source on September 1, 2001, as part of the settlement of its lawsuit. As of March 31, 2001, Foreland had an accumulated deficit of $40.2 million.

o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,236,000 in current liabilities as of March 31, 2001, $621,000 of which was substantially past due. The $614,000 balance is due September 1, 2001, under a note to the seller of an acquired business in settlement of a lawsuit in the first quarter of 2001. Three creditors with claims aggregating $458,000 at December 31, 2000, have obtained judgments against Foreland.

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

Operations Overview

         Foreland began drilling the Hay Ranch Prospect in Pine Valley, Nevada, in January 2001, as operator, with the participation of Farakel Company of Houston, Texas, and Mirage Energy L.L.C. of Minnesota. The 3-D defined well tested two targets and encountered shows of oil in two drill-stem tests. The well was drilled to a depth of 7,700 feet and was plugged and abandoned on February 24, 2001.

         Farakel Company has the right under its Nevada Exploration Agreement to undertake additional geophysical work or drill three additional Foreland prospects by electing to do so by August 1, 2001. Foreland is currently discussing the prospects with other industry partners that may wish to join Farakel in defining and drilling the prospects. The Company is also evaluating the acquisition of additional acreage in Nevada to enhance and expand its lease positions. These acquisitions as well as funds for the payment of existing lease rentals would be funded through a combination of debt and an earned interest in the acreage.

         During January 2001, N. Thomas Steele, president and a director of Foreland resigned. Alex Nazarenko, a principal with 2N Company was appointed director, and Bruce Decker, formerly vice-president of Foreland, was appointed president. 2N Company acquired Foreland common and preferred stock and warrants formerly owned by E.I.F.

         As an inducement for Petro Source Corporation to enter into a settlement agreement with Foreland, officers and directors agreed to cancel all existing options and warrants. Petro Source subsequently agreed to the issuance of options for accrued salaries payable, with the provision that such options not be exercised until the Petro Source note is paid.

Results of Operations

         Note that in view of the voluntary surrender of Foreland's production, refinery, transportation, marketing and certain exploration assets in March and April 2000, the following discussion should not be considered indicative of its future results of operation.

         During the quarter ended March 31, 2001, Foreland's revenue consisted of payments under the Nevada Exploration Agreement. Foreland's expenses during the period were associated with drilling and an exploratory test well on the Hay Ranch Prospect in Nevada under the Nevada Exploration Agreement and general and administrative costs, resulting in income before other expense of $30,000. Other expense of $14,000 was principally associated with interest accrued on the promissory note due Petro Source on September 1, 2001, resulting in net income for the first quarter of 2001 of $16,000.

         During the same quarter in the preceding fiscal year, Foreland recognized net income of $3,343,000, resulting from a $4,469,000 gain on the foreclosure of assets and liabilities, less loss from discontinued operations associated with the voluntary surrender of the Company's oil production, refining, and transportation assets to EIF, its secured lender, under a Voluntary Surrender Agreement.

Liquidity and Capital Resources

         First Quarter 2001 Activities

         Foreland's operating activities used net cash of $21,000 in the first quarter of 2001, during which $38,000 in cash required to fund changes in its operating assets and liabilities more than offset its $16,000 net income. Investing and financing activities had no impact on cash flows for the quarter ended March 31, 2001.

         Current and Future Requirements

         As of March 31, 2001, Foreland had current liabilities of $1,236,000, $621,000 of which was currently or substantially past due, with current assets of only $131,000, for a working capital deficit of $1,105,000. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and $614,000 due on a note to Petro Source on September 1, 2001, as part of the settlement of its lawsuit. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

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

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         In connection with the purchase of the refineries during 1998, Foreland agreed to acquire inventory and accounts receivable from Petro Source Corporation for approximately $2.7 million through the registration and issuance of shares of Foreland common stock. The shares were to be sold monthly into the market by Petro Source Corporation until the $2.7 million plus interest was recouped. Foreland issued approximately 865,000 shares of common stock, but did not register the shares. The trading price for Foreland's common stock plummeted during 1998 and 1999, rendering the sale of more shares into the market unfeasible. In March 2000, Petro Source Corporation filed a complaint against Foreland and other defendants seeking $2.9 million actual damages plus punitive damages, costs, attorneys' fees, and interest. This action has been removed to United States District Court for the District of Utah, Central Division. Foreland has admitted that it incurred the $2.7 million obligation to Petro Source but denied the remaining substantive allegations of the complaint. On January 15, 2001, Foreland reached an agreement with Petro Source Corporation and Chubb Executive Risk, its insurance carrier, to settle the litigation on its behalf and behalf of its director for $1.2 million, with $600,000 to be paid to Petro Source by Chubb and the issuance of a note for $600,000 by Foreland. The note, which carries interest at 2% over prime, is secured by four million shares of Foreland common stock and 80% of any production Foreland develops in Nevada and is due September 1, 2001. If the note is retired, Petro Source will return the four million shares issued as collateral as well as 863,000 additional shares of Foreland currently held by Petro Source.

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

         A former employee of Foreland Refining Corporation, a former subsidiary, filed suit against it and Foreland Corporation for breach of his employment agreement with such subsidiary, claiming the company owes approximately one year's pay. William Adair v. Foreland Corporation, et al., case no. CV0012192, in the Seventh Judicial District Court of Nevada for White Pine County. The suit is deemed frivolous because the employee was terminated by the subsidiary after all of the stock of such subsidiary was surrendered to E.I.F.

         Other than the matters set forth above, Foreland is not a party to any material proceeding, and none has been threatened by or, to the best of Foreland's knowledge, against Foreland.

                   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Foreland owed $450,535 to two executive officers and directors and one former employee as of December 31, 2000. In turn, one officer and director and one former employee owed Foreland $350,487. In an effort to resolve the above, in January 2001, Foreland agreed to issue 450,535 shares of common stock to satisfy the $450,535 due such officers and directors and former employee, subject to the payment of a $600,000 note due Petro Source. Such common stock is redeemable by Foreland at $1.00 per share at any time on or before January 31, 2002. Foreland also agreed to accept as payment for the $350,487 due it from one such officer and director and one former employee shares of common stock at the greater of either $1.00 per share or the bid price for Foreland common stock preceding the delivery of such stock as payment.

         Foreland also owed current and three former employees, one of whom was an officer and director, $88,945 in accrued salary, vacation pay, and miscellaneous items. In January 2001, the board of directors approved the issuance of ten-year options to purchase common stock at $0.50 per share in cancellation of such indebtedness, subject to the payment of a $600,000 note due Petro Source. N. Thomas Steele declined to exchange his salary receivable for options.

         The foregoing transactions were negotiated by members of the board of directors with themselves and others in personal negotiations, without the participation of any underwriter. Prior to issuing the securities, each investor will be required to sign a subscription agreement verifying whether such investor is an accredited investor, that the securities are being acquired for investment without a view toward their distribution, acknowledging that the certificates representing the securities will bear a restrictive legend, and providing additional investor suitability representations and acknowledgements. Certificates representing the shares will bear a notation conspicuously on their face that they constitute "restricted securities."

         The securities are being issued in the foregoing transactions in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Cumulative dividends on 200,000 preferred shares, payable at 12% per year, if, as, and when declared by the board of directors, have not been paid.

              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         None

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                          SEC
    Exhibit            Reference
     Number              Number                            Title of Document                             Location
-----------------    ---------------    ---------------------------------------------------------    -----------------

Item 10                                 Material Contracts
-----------------    ---------------    ---------------------------------------------------------
10.01                      10           $600,000   Promissory   Note   due   to   Petro   Source     This filing
                                        Corporation dated February 15, 2001
10.02                      10           Option To  Purchase  4,000,000  Shares  of Common  Stock     This filing
                                        granted  February 15, 2001, by Foreland  Corporation  to
                                        2N Company, L.L.C.

         (b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Company filed the following item(s) on Form 8-K:

       Date of Event Reported                      Item Reported
       ----------------------                      -------------
          January 25, 2001                      Item 5. Other Events
           March 22, 2001            Item 4. Changes in Registrant's Certifying
                                                     Accountant

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FORELAND CORPORATION


Date: May 23, 2001                                 By /s/ Bruce C. Decker
                                                      --------------------------
                                                      Bruce C. Decker, President
                                                      (Principal Executive and
                                                      Financial Officer)