Form 10QSB
period 2001-06-30
FORELAND CORP
filed 2001-08-15
CIK 773326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001


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

                                       n/a
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 14, 2001, issuer had 9,742,323 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              FORELAND CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS
   Cash                                                                     $            4,198  $           98,298
   Inventory - pipe                                                                     53,004              53,004
                                                                            ------------------  ------------------
     Total Current Assets                                                               57,202             151,302
                                                                            ------------------  ------------------

LONG-TERM ASSETS
   Office equipment, net                                                                15,559              18,078
   Unproved oil and gas properties                                                     188,177             188,177
   Deposits                                                                             75,000              75,000
                                                                            ------------------  ------------------
     Total Long-Term Assets                                                            278,736             281,255
                                                                            ------------------  ------------------
     Total Assets                                                           $          335,938  $          432,557
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES
   Amount due to seller of acquired business (Note 5)                       $          628,500  $          600,000
   Accounts payable                                                                    550,133             557,149
   Accrued liabilities                                                                       -              79,300
   Officers' salaries - related parties                                                 36,692             583,939
   Current portion of note payable                                                      10,000                   -
                                                                            ------------------  ------------------
     Total Current Liabilities                                                       1,225,325           1,820,388
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDER'S EQUITY (DEFICIT)
   Convertible preferred stock, $0.001 par value, 5,000,000
     shares authorized; 407,243 shares issued and outstanding
     in 2000 (liquidation preference of $3,229,000)                                        407                 407
   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 9,742,323 shares issued and outstanding                                 9,742               9,742
   Additional paid-in capital                                                       39,322,689          39,126,440
   Less stock subscriptions receivable                                                       -            (350,488)           )
   Accumulated deficit                                                             (40,222,225)        (40,173,932)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                             (889,387)         (1,387,831)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          335,938  $          432,557
                                                                            ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                                    For the Three Months Ended         For the Six Months Ended
                                                                             June 30,                          June 30,
                                                               ---------------------------------  ---------------------------------
                                                                          2001              2000              2001             2000
                                                               ---------------   ---------------  ----------------  ---------------

REVENUE                                                        $         6,840   $       103,718  $        117,280  $       103,718
                                                               ---------------   ---------------  ----------------  ---------------
EXPENSES
   Oil exploration                                                      30,524            27,824            63,156           27,824
   General and administrative                                           26,415            97,326            73,194           97,326
   Depreciation and amortization                                         1,260               504             2,520              504
                                                               ---------------   ---------------  ----------------  ---------------
     Total Expenses from Operations                                     58,199           125,654           138,870          125,654
                                                               ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE OTHER EXPENSE                                     (51,359)          (21,936)          (21,590)         (21,936)
                                                               ---------------   ---------------  ----------------  ---------------

OTHER INCOME (EXPENSE)
   Interest income                                                         555             1,149             1,171            1,149
   Interest expense                                                    (14,250)          (63,520)          (28,500)         (63,520)
                                                               ---------------   ---------------  ----------------  ---------------
     Total Other Income (Expense)                                      (13,695)          (62,371)          (27,329)         (62,371)
                                                               ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX,
 EXTRAORDINARY ITEM AND DISCONTINUED OPERATIONS                        (65,054)          (84,307)          (48,919)         (84,307)

Income taxes                                                                 -                 -                 -                -
                                                               ---------------   ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM AND DISCONTINUED OPERATIONS                                      (65,054)          (84,307)          (48,919)         (84,307)

   Gain on foreclosure of assets and liabilities                             -                 -                 -        4,469,006

LOSS FROM DISCONTINUED OPERATIONS - NET
 OF ZERO TAX EFFECT                                                          -                 -                 -       (1,125,862)
                                                               ---------------   ---------------  ----------------  ---------------

NET INCOME (LOSS)                                                      (65,054)          (84,307)          (48,919)       3,258,837

   Preferred stock dividend                                            (68,250)          (68,250)          (68,250)         (68,250)
                                                               ---------------   ---------------  ----------------  ---------------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                                  $      (133,304)  $      (152,557) $       (117,169) $     3,190,587
                                                               ===============   ===============  ================  ===============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                        9,742,323         9,733,206         9,742,323        9,733,206
                                                               ===============   ===============  ================  ===============

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                            Statements of Cash Flows

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $          (65,054) $        3,258,837
   Depreciation and amortization                                                         1,260                 504
   Gain on foreclosure                                                                       -          (4,469,006)
   Discontinued operations                                                                   -           1,125,862
   Changes in operating assets and liabilities                                         (40,306)             82,803
                                                                            ------------------  ------------------
     Net Cash (Used in) Provided by Operations                                        (104,100)             (1,000)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                                           10,000                   -
                                                                            ------------------  ------------------

     Net Cash Provided by Financing Activities                                          10,000                   -
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (94,100)             (1,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          98,298               1,000
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $            4,198  $                -
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                   $                -  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
   Options for debt                                                         $                -  $                -

              The accompanying notes are an integral part of these
                             financial statements.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


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

              The Company entered a voluntary surrender agreement with its largest creditor in November 1999. At March 31, 2000, the foreclosure agreement was completed and the related assets and liabilities were transferred. All operations from January 1, 2000, through March 31, 2000, were recorded as discontinued operations. The Company reported a gain from the foreclosure of $4,469,006. After the foreclosure, the Company is only engaged in oil exploration.

              b.  Cash Equivalents

              The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

              c.  Other Property and Equipment

              Depreciation is calculated using the straight-line method over the following estimated useful lives:

                                                                  Years
                                                               ------------
                      Refineries and building                      3-15
                      Transportation and other equipment            3-7
                      Office furniture and equipment               3-10

              The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $2,520 and $504 for the six months ended June 30, 2001 and 2000, respectively.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


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

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                            --------------------------------------
                                                                                   2001                 2000
                                                                            ------------------  ------------------
              Basic earnings (loss) per share:
                Income (loss) from operations                               $            (0.01) $            (0.01)
                Income from extraordinary items                                              -                0.46
                (Loss) from discontinued operations                                          -               (0.12)
                                                                            ------------------  ------------------
                Net income (loss)                                           $            (0.01) $             0.33
                                                                            ==================  ==================

              Diluted earnings (loss) per share:
                Income (loss) from operations                               $            (0.01) $                -
                Income from extraordinary items                                              -                0.38
                (Loss) from discontinued operations                                          -               (0.10)
                                                                            ------------------  ------------------
                Net income (loss)                                           $            (0.01) $             0.28
                                                                            ==================  ==================

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Net Earnings (Loss) Per Common Share (Continued)

              Shares issuable upon exercise of stock options were not included in computing the diluted per-share data for the periods ended March 31 and June 30, 2001, because to do so would have resulted in reducing the loss per share data as compared to the amounts reported for the basic per-share data.

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

              The Company accounts for options, warrants, and similar instruments that are granted to nonemployees for goods and services at fair value on the grant date, as required by SFAS No. 123, Accounting for Stock-Based Compensation. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company did not adopt SFAS No. 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

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

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of management to strongly pursue its oil exploration through funding by outside investors.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             June 30, 2001 and 2000


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

              The purchase agreement required the Company to register the shares issued for the acquired assets. If the proceeds from liquidation of 763,602 shares were less than $2,676,000 (plus interest at 10% per annum), the agreement required the Company to issue additional shares or pay cash for the deficiency. Based on the trading price of the Company's common stock at December 31, 1999, the fair value of the shares was approximately $150,000 and a sale of these shares into the market would likely depress the stock price further, reducing the fair value of the shares. During the year, the seller initiated litigation asserting a claim of $2.9 million, plus punitive damages, attorneys' fees and other costs, against the Company. As discussed in Note 5, the litigation initiated by the seller has been settled.

NOTE 4 -      INVENTORIES

              Inventories consist of the following at June 30, 2001:
                Oil field equipment and other                                                   $           53,004
                                                                                                ------------------

                      Total                                                                     $           53,004
                                                                                                ==================

NOTE 5 -      DEBT
              Debt at June 30, 2001, consists of the following:
              Note payable to Petro Source Corporation, interest at prime plus 2%,
                due September 1, 2001.                                                          $          628,500
                                                                                                ------------------

              Total                                                                             $          628,500
                                                                                                ==================

              The promissory note is secured by 4,000,000 shares of the Company's common stock. In addition, Petro Source has a first priority lien on 80% of the Company's share of any production on properties in Nevada.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             June 30, 2001 and 2000

NOTE 5 -      DEBT (Continued)

              After the execution of the voluntary surrender agreement, Petro Source, the company from whom the original purchase of the assets was made, initiated an action against the Company claiming it had a security interest in the assets that were surrendered to Energy Income Fund. The lawsuit, which sought compensatory damages of $2,869,087 and other damages, was filed on February 18, 2000.

              In April 2001, this lawsuit was settled under an agreement in which the Company agreed to immediately pay $600,000 through its insurance provider and issue a promissory note in the amount of $600,000. The note will accrue interest at a rate of prime plus two percentage points, and is payable in full with interest on September 1, 2001. The note is secured by 80% of the Company's share of production of hydrocarbons for all the working interests that the Company has or may have in the state of Nevada.

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

              Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation that it believes could have materially adverse effect on its financial conditions or results of operations. Three creditors have obtained judgments against the Company totaling approximately $458,000. These amounts are included in accounts payable.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

         Foreland is engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases, and funding. Currently, Foreland's assets consist of exploration prospects in northeastern Nevada, an approximately 30,000 acre lease position, and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 16 years.

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

o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of June 30, 2001, Foreland had current liabilities of $1,225,325, with current assets of only $57,202, for a working capital deficit of $1,168,123. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and $628,500 due on a note to Petro Source on September 1, 2001, as part of the settlement of its lawsuit. As of June 30, 2001, Foreland had an accumulated deficit of $40.2 million.

o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,225,325 in current liabilities as of June 30, 2001, $596,825 of which was substantially past due. The $628,500 balance is due September 1, 2001, under a note to the seller of an acquired business in settlement of a lawsuit in the first quarter of 2001. Three creditors with claims aggregating $458,000 at December 31, 2000, have obtained judgments against Foreland.

o Foreland Has No Revenue or Cash. Foreland has no cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to meet its ongoing obligations for general and administrative expenses, lease payments, payments to creditors, and other costs.

o        Foreland Has Very Limited Assets on which To Base a Financial Recovery.
         As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's remaining assets consist of only other exploration prospects on approximately 30,000 gross acres of nonproducing leases and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 16 years. In addition, Foreland earned a 16.6% interest in approximately 5,000 acres known as the Hay Ranch prospect as the result of drilling the Pine Valley Federal 42-16 wildcat well in the first quarter of 2001.

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

         During the quarter and six months ended June 30, 2001, Foreland's revenue consisted of payments under the Nevada Exploration Agreement. Foreland's expenses during the period were associated with drilling and an exploratory test well on the Hay Ranch Prospect in Nevada under the Nevada Exploration Agreement and general and administrative costs, resulting in loss before other expense of $51,359 and $21,590, respectively. Other expense of $13,695 and $27,329 for the quarter and six months ended June 30, 2001, respectively, was principally associated with interest accrued on the promissory note due Petro Source on September 1, 2001, resulting in net loss of $65,054 and $48,919 for the quarter and six months ended June 30, 2001, respectively.

         During both the quarter and six months ended June 30, 2000, Foreland received revenue of $103,718 from transition payments from EIF and incurred operating expenses of $125,654 related to continuing operations, for a loss of $21,936 for both periods. In addition, in the six months ended June 30, 2000, Foreland recognized net income of $3,343,000, resulting from a $4,469,000 gain on the foreclosure of assets and liabilities, less loss from discontinued operations associated with the voluntary surrender of the Company's oil production, refining, and transportation assets to EIF, its secured lender, under a Voluntary Surrender Agreement.

Liquidity and Capital Resources

         Six Months Ended June 30, 2001

         Foreland's operating activities used net cash of $104,100 in the six months ending June 30, 2001, to fund $65,054 in net loss and $40,306 in operating liabilities. Investing activities had no impact on cash flows for the six months ended June 30, 2001. For financing activities, proceeds of $10,000 were received from issuance of a note payable during the six months ended June 30, 2001.

         Current and Future Requirements

         As of June 30, 2001, Foreland had current liabilities of $1,225,325, $596,825 of which was currently or substantially past due, with current assets of only $57,202, for a working capital deficit of $1,168,123. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and $628,500 due on a note to Petro Source on September 1, 2001, as part of the settlement of its lawsuit. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

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

         Foreland participated in exploration of the Hay Ranch prospect, which it conveyed to E.I.F. in the voluntary surrender of assets, by obtaining a farmout from E.I.F. and then finding drilling partners to fund an exploratory well. Foreland formed a drilling venture with a Houston oil investor to undertake a multiple well drilling project on the Hay Ranch prospect under a farmout from E.I.F., including drilling options on three other exploration prospects on Foreland's retained acreage. The venture provided payments to Foreland of $36,000 per month for five months to cover overhead and lease rentals and an 8.3% carried interest in the Hay Ranch prospect. An additional investor purchased a 25% interest in the prospect under terms that provided an additional 8.3% carried interest in exchange for the right to retire a $600,000 note held by Petro Source Corporation and thereby obtain four million shares of Foreland common stock securing such note. The well, drilled in January and February 2001, was plugged and abandoned.

         Foreland's Houston participants in the Nevada Exploration Agreement have the right to commit to drill or undertake additional geophysical work by August 2001 on the three option prospects. If the participants decline to continue, Foreland may seek additional drilling partners for its remaining prospects and funds for the development of new prospects. Under such an arrangement, Foreland would attempt to negotiate for its share of costs to be paid by the other participants, retaining a minority interest in the venture. Alternatively, Foreland may seek to raise funds through the sale of equity or debt securities to provide its share of drilling funds and for other corporate purposes. Foreland does not expect that it will be able to obtain any additional financing from any source unless and until it is able to reach agreements acceptable to investors with its various creditors so that substantially all new money invested will be available for Nevada exploration and not exposed to claims of current creditors. Foreland cannot predict the amount of money that may be required to obtain the forbearance or compromise of the claims of its existing creditors with claims aggregating approximately $1,225,325. There is no assurance that Foreland will be successful in accomplishing these tasks.

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

         Three trade creditors have judgments against Foreland for services and materials provided in connection with its Nevada exploration and drilling activities as follows: Halliburton Energy Services, Inc. by the District Court, Jefferson County, Colorado, in the amount of $53,000; Grant Geophysical Corp. by the United States District Court for the Southern District of Texas, Houston Division, in the amount of $375,000; and Spidle Sales and Service, Inc., by the Eighth Judicial District Court, Uintah County, Utah, in the amount of $17,000. The judgments accrue post judgment interest.

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

         None.


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

         None.

                            ITEM 5. OTHER INFORMATION

         None


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  None.

         (b) Reports on Form 8-K. During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORELAND CORPORATION


Date:  August 15, 2001                By  /s/ Bruce C. Decker
                                          --------------------------------------
                                           Bruce C. Decker, President (Principal
                                           Executive and Financial Officer)