Form 10KSB
period 2001-12-31
FORELAND CORP
filed 2002-07-02
CIK 773326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-14096

                              Foreland Corporation
                   ------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        87-0422812
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. employer identification no.)
   incorporation or organization)

            2561 South 1560 West
              Woods Cross, Utah                                84087
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code              (801) 298-9866

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
             None                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $115,000

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of issuer's voting and nonvoting common equity held by nonaffiliates computed at the average closing bid and asked prices and quoted in the Over-The-Counter Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("OTC EBB") on June 20, 2002, was approximately $92,448.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 20, 2002 Foreland had outstanding 9,842,371 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS INCORPORATED BY REFERENCE:  None.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

--------------------------------------------------------------------------------
                                     PREFACE
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "may," "will," "should," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe Foreland's future strategic plans, goals or objectives are also forward-looking statements.

         Readers of this report are cautioned that:

         o any forward-looking statements, including those regarding Foreland or its management's intent, belief or current expectations, are not guarantees of future performance or results or events and involve risks and uncertainties, such as:

                  >> the willingness of Foreland's principal creditors, including those with judgments, to forebear from collection efforts that would impair Foreland's ability to continue;

                  >> the ability of Foreland to obtain funds to enable it to pay ongoing general and administrative expenses, leasehold maintenance costs, professional fees for meeting regulatory requirements, representing Foreland in pending and possible litigation, and documenting business and creditor agreements; and

                  >> the ability of Foreland to retain directors and officers to pursue Foreland's business notwithstanding its precarious financial condition.

         o actual results and events may differ materially from those in the forward-looking statements as a result of various factors, including:

                  >> general conditions in the oil exploration environment in Nevada; and

                  >>       prevailing prices for oil.

         The forward-looking information is based on present circumstances and on Foreland's predictions respecting events that have not occurred, that may not occur or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they appear in this report. Foreland assumes no obligation to update such forward-looking statements or to update reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

                                     PART I.

--------------------------------------------------------------------------------
               ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY
--------------------------------------------------------------------------------

Company Overview

         In the first quarter of 2000, Foreland Corporation completed the surrender of its producing properties, refining and marketing operations, its transportation company and a principal exploration prospect with its related database. The surrender was in accordance with the terms of a Voluntary Surrender Agreement between Foreland and its principal creditor, Energy Income Fund, L.P., or E.I.F. As a result of the surrender, indebtedness of approximately $12.6 million was cancelled.

         Foreland, one of its former directors and E.I.F. were named in a lawsuit filed by Petro Source Corporation claiming damages in excess of $3.5 million in connection with the purchase of refinery inventory and receivables to be paid for in Foreland common stock. Foreland settled the lawsuit in the first quarter of 2001 for $1.2 million in cash and a note.

         Foreland entered into an exploration agreement with Farakel Company of Houston, Texas, covering four of Foreland's Nevada prospects, requiring that one prospect be drilled and the other three option prospects be drilled or have significant geophysical work commenced on their acreage. The first well was drilled in the first quarter of 2001 and was unsuccessful. During the summer of 2001, Foreland negotiated with Farakel Company concerning drilling of one of the option prospects, however terms could not be reached and the option expired in August.

         Foreland's remaining assets then consisted of other exploration prospects, the approximately 30,000-acre lease position, and the associated geological and geophysical database accumulated by Foreland over the preceding approximately 16 years.

         Foreland met its basic costs through miscellaneous income, sales of leases and loans from 2N Company L.L.C. Foreland defaulted on its $600,000 note to Petro Source Corporation on September 1, 2001, and during the following months unsuccessfully attempted to negotiate a settlement for equity.

         In December 2001, with no income and liabilities substantially greater than its assets, Foreland negotiated an agreement with Colour Holdings, Ltd., or CHL, a U.K. trust. The agreement dated March 8, 2002, effective as of December 28, 2001, provides that CHL will provide at least $260,000 toward lease rental costs, overhead and the costs of marketing Foreland's prospects until December 31, 2002. In exchange for funding, Foreland sold its Nevada database and leases on approximately 85% of its gross acreage in Nevada to CHL, with Foreland retaining the option to reacquire the assets through issuance of 34% of its common stock to CHL and repayment of the funds advanced by CHL in a reasonable period. CHL may also exercise an option to acquire 34% of Foreland's common stock in lieu of repayment of CHL funding provided to Foreland.

         Subsequent to the agreement, CHL acquired Foreland's $600,000 note due Petro Source and agreed not to foreclose on the collateral during the period of its agreement with Foreland.

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, defaults on major indebtedness and due or past due current liabilities, and the need for substantial amounts of additional investment, strategic alliances or a sale, merger or reorganization involving all or portions of its business and operations.

         o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 2001, Foreland had current assets of $166,175 and current liabilities of $1,288,374, for a working capital deficit of $1,122,199. In addition, as of such date, Foreland had total assets of $265,838 and total liabilities of $1,288,374, for a stockholders' deficit of $1,022,536. As of December 31, 2001, Foreland had an accumulated deficit of $40.3 million.

         o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,288,374 in current liabilities as of December 31, 2001, $1,273,653 were substantially past due. Payment of an additional $600,000, plus interest, due Petro Source and acquired by CHL has been deferred under Foreland's agreement with CHL. Three creditors with claims aggregating $458,000 at December 31, 2001, have obtained judgments against Foreland. See Item 3. Legal Proceedings.

         o Foreland Has No Revenue or Cash. Other than funds advanced under terms of the CHL agreement, Foreland has little cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to pay creditors.

         o Foreland Has Very Limited Assets on which To Base a Financial Recovery. As a result of the voluntary surrender of the collateral securing its indebtedness and the CHL agreement, Foreland's remaining assets consist of the option to reacquire the database and key leases and miscellaneous pipe and equipment.

         o Foreland Has No Liquidity or Cash with which To Reactivate. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's only ability to generate revenues is through finding a drilling partner for one or all of its Nevada prospects now owned by CHL, and upon successful drilling, exercising its option to reacquire the leases and database. Absent the CHL funding, Foreland has insufficient cash to maintain its exploration leaseholds, pay its personnel, satisfy claims of creditors, or undertake oil and gas exploration.

         o Foreland's Audit Report for the Year Ended December 31, 2001, Contains a Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 2001 financial statements, as for preceding fiscal years, contains an explanatory paragraph that indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

         o Possible Inability To Continue. As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.

See Item 6. Management's Discussion and Analysis or Plan of Operations and Foreland's consolidated financial statements.

Corporate Goals

         Foreland's current goal is to find drilling partners for its three Nevada prospects or an investor willing to recapitalize the Company. Foreland cannot assure that it will be able to accomplish any or all of its goals.

Principal 2001 Activities

         Foreland's 2001 activities centered on settling litigation, drilling the Hay Ranch prospect and seeking other industry partners to drill prospects in a frontier area in a highly-competitive market. Continuing shortages of working capital, Foreland's precarious financial condition and the unexpected withdrawal of Farakel Company from its option drilling hampered Foreland's efforts throughout the year. Notwithstanding these overriding problems during 2001, Foreland did accomplish the following activities:

         o        drilled the Hay Ranch prospect;

         o arranged loans and sold miscellaneous assets to keep Foreland from bankruptcy;

         o        negotiated a settlement of the Petro Source lawsuit; and

         o arranged an asset sale that allows Foreland, if successful in finding oil, to suffer acceptable dilution and maintain its assets and business purpose.

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

         As of December 31, 1999, Foreland leased approximately 86,000 gross (82,000 net) acres in Nevada. Following the voluntary surrender of its encumbered assets and the expiration or abandonment of certain nonessential leases and its sale to CHL during 2001 and 2002, Foreland currently leases approximately 4,350 gross (4,350 net) nonproducing acres in Nevada. Prior to the voluntary surrender of assets, Foreland had developed a five-year, 3D-defined exploration and exploitation program.

         Foreland's leases sold to CHL include the following three identified exploration targets:

         o Toano Draw, Northeastern Nevada -- An 800-foot column has produced oil without water from a well reentered by Foreland in Toano Draw. This well demonstrated that producible oil is present in the area but due to economic consideration, producing equipment had not been installed. Foreland projects that the thickness of the source rock averages approximately 700 feet. Foreland had proposed a 30-square-mile, 3D seismic shoot to delineate the structural blocks updip and pinpoint drilling locations. Foreland controls a block of approximately 14,000 acres over this prospect.

         o North Humboldt Prospect, Nevada -- The North Humboldt prospect is a large structure covering approximately 5,000 acres on the flank of a deep Tertiary basin. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from oil shale outcrops located to the north of the prospect. Foreland controls a contiguous block of approximately 5,000 acres over the prospect.

         o Antelope Prospect, Nevada -- The Antelope prospect is a large structure covering approximately 3,000 acres located 20 miles west of Eureka, Nevada. The structure has been delineated by detailed gravity and 2D seismic. Oil has been tested from two wildcat wells to the east of the prospect.

         In addition to the exploration prospects on retained leasehold acreage, Foreland earned a 16.7% working interest in the Hay Ranch prospect through drilling. This acreage was also sold under the CHL agreement, and Foreland as well as other working interest owners are seeking partners to drill this acreage again at a superior location.

         Foreland continued to seek accommodations with its creditors during the year and obtain financing so that it can maintain its opportunities in Nevada.

Assets Surrendered and Results Therefrom

Note: The following discusses the assets sold to Colour Holdings, L.L.C., as disclosed in the accompanying financial statements, and describes Foreland's activities in early 2001 until the assets were sold in December of 2001.

         General

         Prior to the settlement of the Petro Source lawsuit in the first quarter of 2001, Foreland and Energy Income Fund had been sued for failing to pay Petro Source for inventory and receivables related to the acquisition of its refineries in Nevada. The claim by Petro Source was for approximately $2.9 million. Foreland and its insurance carrier negotiated a settlement of the Petro

Source claim by paying Petro Source $600,000 in cash and issuing a $600,000 note payable by Foreland on September 1, 2001. The note was secured by 80% of any future Foreland production in Nevada and four million shares of common stock.

         Foreland thereafter drilled the Hay Ranch prospect with 75% of the funds provided by Farakel Company of Houston, Texas, and 25% by Mirage Energy L.L.C. of Minneapolis, Minnesota. See Item 12. Certain Relationships and Related Transactions Although oil was encountered, the well was not deemed commercial and was plugged.

         During the ensuing months, Foreland worked with Farakel Company to encourage the exercise of its option to drill the other Nevada prospects. Farakel however desired to change the working interests in one of the prospects if it were to run 3D seismic prior to drilling. Despite numerous exchanges and meetings, Farakel allowed the options to expire August 1, 2001. Foreland met its overhead expenses during that period and through the end of 2001 by selling minor leases, collecting overpayments, accruing salaries and borrowings from 2N Company, a holder of preferred shares and warrants.

         In October and November of 2001, Foreland made presentations and held substantive discussions with a large independent oil company interested in drilling one of Foreland's prospects. At the end of 2001, Foreland had not yet determined if it wished to proceed with an exploration agreement. In discussions during April and May 2002, Foreland was still awaiting a third-party evaluation and overview of potential success in Nevada.

         Proved Reserves

         Foreland sold its one small oil well and water disposal well in March 2002, effective December 28, 2001, and accordingly, had no oil or gas reserves as of December 31, 2001.

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

         As of December 31, 1999, Foreland had 23.0 gross and 17.8 net productive oil wells in Nevada. All of these wells were conveyed to E.I.F. in April 2000. As of December 31, 2001, Foreland had one gross (one net) oil well with limited production part of the year and no reserves. The well was sold in March 2002, for the approximate value of the surface equipment net of plugging and reclamation costs.

         Set forth below is information respecting the developed and undeveloped acreage owned by Foreland in Nevada as of December 31, 2001, without giving effect to the sale of Foreland's single remaining well in March 2002 as noted above:

        Developed Acreage                    Undeveloped Acreage
----------------------------------   -------------------------------------
      Gross              Net               Gross                Net
------------------  ---------------  -------------------  ----------------
       160               160               4,350               4,350

         Production and Sale of Oil

         After the voluntary surrender of its properties in April 2000, Foreland no longer produced or sold material quantities of oil.

         The following table summarizes certain information relating to Foreland's net oil produced and sold from Foreland's Nevada properties, after royalties, during the periods indicated:

                                                    Year Ended December 31,
                                               -------------------------------
                                                  1999       2000      2001
                                               ----------  ---------  --------

Average net daily production of oil (Bbl)......   449.00     001.50      0.41
Average sales price of oil ($ per Bbl).........  $ 12.67    $ 19.10    $19.74
Average production cost ($ per Bbl)(1).........  $  4.48    $ 16.00    $18.00
-----------------------
(1) Includes lifting costs (electricity, fuel, water disposal, repairs, maintenance, pumper and similar items) and production taxes.

         The prevailing price for oil will continue to have an effect on the level of exploration activities generally in Nevada. World oil and gas prices and the prices and margins of finished goods have been and are likely to continue to be volatile and subject to wide fluctuations in response to:

         o        the supply and demand for refined products;
         o        market uncertainty;
         o        political conditions in international oil-producing regions;
         o        the extent of domestic production and importation of oil;
         o        the level of consumer demand;
         o        weather conditions;
         o the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power and other energy sources;
         o the effect of federal and state regulation on the production, transportation and sale of oil;
         o and other factors, all of which are beyond the control or influence of Foreland.

In addition to its direct impact on the prices at which oil or gas may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on Foreland's ability to obtain funding from lending institutions, industry participants, the sale of additional securities, and other sources.

Drilling Activities

         During the last three fiscal years, Foreland did not drill exploratory or development wells, except that Foreland earned a 0.167% interest in one well drilled in the first quarter of 2001 by acting as operator.

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

         Environmental Regulations

         Operations of Foreland are subject to comprehensive federal, state and local laws and regulations governing the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect Foreland's operations and costs of doing business. It is probable that state and federal environmental laws and regulations or their interpretations will become more stringent in the future. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed, so Foreland is unable to predict the ultimate cost of compliance. Foreland does not believe that it will be required in the near future to expend material amounts due to current environmental laws and regulations.

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

Operational Hazards and Insurance

         Foreland's operations are subject to the usual hazards incident to the drilling for oil. These hazards include pipe failure, blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations and could result in Foreland incurring substantial losses and liabilities to third parties.

         In order to lessen the effects of these hazards, Foreland generally maintains insurance of various types to cover its operations. As is customary in exploration arrangements with other energy companies under which specified drilling is to be conducted, the operator is required to purchase and pay for insurance against risks customarily insured against in the oil and gas industry by others conducting similar activities. Because of its shortage of funds, Foreland may not be able to maintain general liability insurance for oil industry activities. Even if Foreland were to maintain general coverage, no exploration company is generally insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on the insurance policy, or other factors. Insurance that Foreland may purchase will not cover every potential risk associated with the exploration, drilling and production of oil. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse effect on Foreland. Moreover, no assurance can be given that adequate insurance will be available at reasonable rates or that Foreland or the operators of wells in which Foreland owns an interest will elect to maintain certain types or amounts of insurance.

         Foreland's activities are subject to periodic interruptions due to weather conditions, which may be quite severe at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping and/or production activities or increase operating costs.

Employees

         As of December 31, 2001, Foreland had one full-time employee, its president, who is also a director.

         Two former Foreland employees began Great Basin Exploration Consultants, a geologic consulting business, after leaving Foreland. In exchange for storage and access to the Nevada database, which is located at Great Basin's offices in Lakewood, Colorado, Foreland pays the telephone costs and a portion of the office lease at Great Basin's offices.

Facilities

         Foreland's principal executive offices are now located at 2561 South 1560 West, Woods Cross, Utah 84087, in the offices of Foreland Refining Corporation. Foreland's database is now located at the offices of Great Basin Exploration Consultants at 143 Union, Suite 230, Lakewood, Colorado 80228.

Risk Factors

         In addition to the important risks noted above respecting Foreland's extreme shortages of working capital, cash, assets and equity in the face of severe financial demands, the business of Foreland is subject to a number of material business risks, including the factors set forth below.

         Foreland Will Require Substantial Amounts of Capital in Order To Accomplish its Exploration Goals in Nevada.

         The total cost required to explore Foreland's existing exploration properties in Nevada and to acquire and explore additional prospective acreage cannot be predicted precisely but could amount to tens of millions of dollars.

Because of the size of the total exploration possibilities and Foreland's limited resources, Foreland expects it will have to seek funding through borrowings, the sale of equity securities, or through sharing arrangements with industry participants, which could substantially dilute the interest of Foreland's stockholders. Foreland cannot assure that it can obtain required funds on acceptable or favorable terms to continue exploration.

         Foreland May Be Subject to Contingent Environmental Liabilities Related to Refinery Assets and Operations.

         Foreland may be financially responsible for clean-up or other remediation costs resulting from any environmental contamination that may have occurred subsequent to the date of acquisition by Foreland of the Eagle Springs Refinery, Tonopah Refinery or Cowboy Asphalt Terminal, but prior to the voluntary surrender of such properties in March and April 2000. No such contamination is known; however, there can be no assurance that Foreland's agreements with the prior owners of the purchased properties will protect Foreland from contingencies related to environmental contamination prior to the date of acquisition.

         Foreland May Not Be Able To Discover Additional Oil Reserves.

         Foreland's ability to economically locate additional oil and gas reserves in commercial quantities is dependent upon a number of factors, including its participation in multiple exploration projects, its technological capabilities, and funding availability. Foreland has had limited success in discovering oil reserves in Nevada. Additionally, there are a limited number of firms actively exploring and developing for oil in Nevada, which decreases the number of potential industry partners available to Foreland. Current high oil prices, the general instability of the Middle East, worldwide terrorism concerns and uncertainty concerning the United States military objectives in the Middle East have resulted in renewed interest in Nevada's potential oil reserves. Despite Foreland's experience, data and prospects, there can be no assurance that Foreland will be able to discover additional commercial quantities of oil and gas.

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

         Foreland Has Had Limited Commercial Drilling Success to Date.

         Foreland has established only limited reserves and developed limited ongoing production as a result of its own drilling program. The Ghost Ranch field, which was placed into production in 1996, is the first exploration by Foreland that has resulted in significant ongoing production. The oil production from the Eagle Springs field was acquired by Foreland in 1993 and therefore its production did not result from Foreland's exploration activities.

         Foreland's Activities Are Concentrated in Higher Risk Frontier Areas.

         Foreland focuses its exploration and development activities in the Great Basin area of Nevada, a largely unproved and unexplored geological province. Foreland's exploration holdings are insignificant when compared to the size of the potential geological area. Other than in the Eagle Springs and Ghost Ranch fields, which were voluntarily surrendered by Foreland to its primary creditor in April 2000, Foreland has not established material ongoing commercial oil production. In addition, the areas targeted by Foreland, other than the Eagle Springs and Ghost Ranch fields and the Pine Valley area, have geological, geophysical, drilling, completion and production problems that to date have prevented Foreland and others with larger exploration budgets from developing or establishing significant production or reserves. Foreland cannot assure that it can overcome these problems or that its drilling program will be commercially successful.

         Foreland's Costs Are Higher in Nevada than in More Developed Areas.

         Foreland's costs of exploration, drilling, production and transportation are higher in Nevada than they would be in a more fully developed oil producing area. Access roads to drilling targets over relatively long distances frequently have to be completed. Drilling equipment and services typically must be brought in from considerable distances. Further, there is no collection pipeline so that any oil that is produced must be trucked to a refinery.

         Foreland's Activities Are Subject to Operating Risks and Uninsured Hazards.

         Foreland is subject to the inherent risks involved in oil and gas exploration, production, refining and transportation and the risks of incurring substantial losses and liabilities to third parties from hazards such as:

         o        fire;
         o        explosion;
         o        flood;
         o        pipe failure;
         o        cave in and collapse;
         o unusual or unexpected formations, pressures and other conditions;
         o        environmental damage;
         o        personal injury;
         o        uncontrollable flows of oil and gas; and
         o        other occurrences.

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

         Foreland's Operations Can Be Adversely Affected by Adverse Weather.

         Foreland's exploration activities are subject to periodic interruptions due to weather conditions, which may be quite severe in Nevada at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping and/or production activities or increase operating costs.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In connection with the purchase of a crude oil refinery, transportation and marketing assets during 1998, Foreland agreed to acquire inventory and accounts receivable from Petro Source Corporation for approximately $2.7 million through the registration and issuance of shares of Foreland common stock. The shares were to be sold monthly into the market by Petro Source Corporation until the $2.7 million plus interest were recouped. Foreland issued approximately 865,000 shares of common stock, but did not register the shares. The trading price for Foreland's common stock plummeted during 1998 and 1999, rendering the sale of more shares into the market unfeasible. In March 2000, Petro Source

Corporation filed a complaint against Foreland and other defendants seeking $2.9 million actual damages plus punitive damages, costs, attorneys' fees and interest. This action was removed to the United States District Court for the District of Utah, Central Division. Foreland admitted that it incurred the $2.7 million obligation to Petro Source, but denied the remaining substantive allegations of the complaint. On January 15, 2001, Foreland reached an agreement with Petro Source Corporation and Chubb Executive Risk, its insurance carrier, to settle the litigation for $1.2 million, with $600,000 to be paid to Petro Source by Chubb and the issuance of a note for $600,000 by Foreland. The note, which carries interest at 2% over prime, is secured by four million shares of Foreland common stock and is due September 1, 2001. If the note is retired, Petro Source will return the four million shares issued as collateral as well as 863,000 additional shares of Foreland currently held by Petro Source. Foreland's note was subsequently purchased by Colour Holdings, Ltd., or CHL, from Petro Source. See Items 1 and 2. Description of Business and Property.

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

         In March of 2002, Royal Surplus Lines Insurance filed a complaint against Foreland Corporation and Gallagher-Braniff Insurance Co. of Austin, Texas, in the United States District Court, Central Division of Utah. The complaint speaks to a fuel-spill incident during 2001 in which Foreland was not involved, but which is a case of misidentification with Foreland Refining Company, a separate corporation that was surrendered to E.I.F. in the first quarter of 2000, pursuant to the Voluntary Surrender Agreement. See Items 1 and
2. Description of Business and Property. Foreland is seeking dismissal from this lawsuit on the foregoing basis.

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

         No matters were submitted to a vote of the stockholders during 2001.

                                    PART II.

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Price Range of Common Stock

         Foreland's common stock is traded in the over-the-counter market and is quoted on the OTC EBB under the symbol "FORL." The following table sets forth the high and low closing bid quotations for Foreland's common stock for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                                       Common Stock
                                               ------------------------------
                                                    High             Low
                                               --------------  --------------
2000
    First Quarter..........................         0.26            0.105
    Second Quarter.........................         0.25            0.21
    Third Quarter .........................         0.22            0.15
    Fourth Quarter.........................         0.15            0.04

2001
    First Quarter..........................         0.23            0.04
    Second Quarter.........................         0.08            0.001
    Third Quarter .........................         0.08            0.02
    Fourth Quarter.........................         0.015           0.002

2002
    First Quarter..........................         0.016           0.005
    Second Quarter (through June 20).......         0.02            0.005

         On June 20, 2002, the closing bid price of Foreland's common stock in the OTC EBB was approximately $0.01. Foreland has approximately 1,690 common stock stockholders.

         The common stock price has been volatile in the past and could fluctuate significantly in response to the results of specific exploration drilling tests, variations in quarterly operating results, and changes in recommendations by securities analysts. Further, the common stock's trading volume is relatively small, so the market may not be able to efficiently accommodate significant trades on any given day. Consequently, sizable sales or purchases of the common stock have in the past, and may in the future, cause greater price volatility for its common stock than in other more actively traded securities. With trading volume, persons may not be able to effect larger transactions at the then-current market price. In addition, Foreland may experience significant price and volume fluctuations that are unrelated or disproportionate to the results of its operations. These broad fluctuations may adversely affect the market price of the common stock.

         As of December 31, 2001, Foreland had outstanding vested options held by present and former officers, directors and employees to purchase up to an aggregate of 435,738 shares of common stock with exercise prices ranging from $3.93 to $9.00 per share. Options to purchase a total of 94,000 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the common stock. Foreland also has outstanding warrants to purchase 1,500,000 shares of common stock at $6.00 per share. In addition, Foreland has shares of outstanding preferred stock that are convertible into common stock and has agreed to grant warrants to purchase common stock on conversion of certain of such preferred stock. The existence of such options, warrants and preferred stock may prove to be a hindrance to future financing by Foreland, and the exercise of options and warrants and conversion of preferred stock may further dilute the interests of the stockholders. The possible future issuances of common stock on the exercise of options and warrants or the conversion of preferred stock could adversely affect the prevailing market price of Foreland's common stock. Further, the holders of options and warrants may exercise them at a time when Foreland would otherwise be able to obtain additional equity capital on terms more favorable to Foreland.

         As part of the January 2001 settlement agreement with Petro Source, all officers and directors agreed to vacate their employment agreements, and N. Thomas Steele agreed to resign as President of Foreland Corporation. With the exception of Mr. Steele, all officers and directors as well as a former officer agreed to convert Foreland's liability for accrued salaries and vacation to 10-year options to purchase common stock at the rate of an option to purchase for $0.50 per share one share of common stock for each $0.50 of liability converted. Foreland issued options to purchase an aggregate of 192,404 shares under this arrangement.

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

Unregistered Sales of Securities

         During 2001, the year covered by this report, Foreland sold no securities without registration under the Securities Act of 1933.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Historical Overview

         Since its organization in June 1985, Foreland has been engaged principally in oil exploration in the Great Basin and Range of Nevada, an area that management believes has potential for the discovery of major oil reserves. In continuing to advance this exploration, Foreland's strategy is to generate exploration prospects with the most recent generally available scientific techniques, expand and improve Foreland's strategic land position, and establish arrangements with other oil exploration firms active in Nevada to obtain additional scientific data, leases and funding.

         In an effort to increase the financial return to Foreland from its crude oil productions and expand its operations, on December 31, 1997, Foreland obtained an option to purchase the Eagle Spring Refinery and Tonopah Refinery assets and trucking fleet from Petro Source. On August 12, 1998, Foreland completed the purchase of these assets by paying $5,000,000 in cash (utilizing funds from the E.I.F. loan), with the remaining $2,676,322 purchase price paid by the issuance of 863,602 shares of common stock, subject to adjustment in the number of shares and potential issuances of additional shares. In March and April 2000, Foreland voluntarily surrendered these assets, together with the Eagle Springs, Nevada, and other producing properties and a principal exploration prospect, to Foreland's primary secured creditor.

         Petro Source did not sell any of the 863,602 shares issued at closing and filed a lawsuit against Foreland and others seeking payment of the balance owing of approximately $3.5 million. The lawsuit was settled during the first quarter of 2001 for $1.2 million in stock and a note. See Item 3. Legal Proceedings. The Petro Source debt was in default and was acquired from Petro Source by CHL in the first quarter of 2002.

         The auditor's report on the financial statements of Foreland as of December 31, 2001, contains an explanatory paragraph as to the ability of Foreland to continue as a going concern because of its continuing losses from operations.

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, due or past due current liabilities, and the need for substantial amounts of additional investment, strategic alliances or a sale, merger or reorganization involving all or portions of its business and operations.

         o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 2001, Foreland had current assets of $166,175 and current liabilities of $1,288,374, for a working capital deficit of $1,122,199. In addition, as of such date, Foreland had total assets of $265,838 and total liabilities of $1,288,373, for a stockholders' deficit of $1,022,536. As of December 31, 2001, Foreland had an accumulated deficit of $40.3 million.

         o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,288,374 in current liabilities as of December 31, 2001, $1,273,653 were substantially past due. Payment of an additional $600,000, plus interest, due Petro Source and acquired by CHL has been deferred under Foreland's agreement with CHL. Three creditors with claims aggregating $458,000 at December 31, 2001, have obtained judgments against Foreland. See Item 3. Legal Proceedings.

         o Foreland Has No Revenue or Cash. Other than funds advanced under terms of the CHL agreement, Foreland has little cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to pay creditors.

         o Foreland Has Very Limited Assets on which To Base a Financial Recovery. As a result of the voluntary surrender of the collateral securing its indebtedness and the CHL agreement, Foreland's remaining assets consist of the option to reacquire the database and key leases and miscellaneous pipe and equipment.

         o Foreland Has No Liquidity or Cash with which To Reactivate. As a result of the voluntary surrender of the collateral securing its indebtedness, Foreland's only ability to generate revenues is through finding a drilling partner for one or all of its Nevada prospects now owned by CHL, and upon successful drilling, exercising its option to reacquire the leases and database. Absent the CHL funding, Foreland has insufficient cash to maintain its exploration leaseholds, pay its personnel, satisfy claims of creditors, or undertake oil and gas exploration.

         o Foreland's Audit Report for the Year Ended December 31, 2001, Contains a Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 2001 financial statements, as for preceding fiscal years, contains an explanatory paragraph that indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

         o Possible Inability To Continue. As a result of all of the foregoing, Foreland urgently needs additional capital, but because of its precarious condition and limited assets, may be unable to attract any capital or sufficient capital to continue.

Results of Operations

         Note that in view of the voluntary surrender of Foreland's production, refinery, transportation, marketing and certain exploration assets in March and April 2001, the following discussion should not be considered indicative of its future results of operation.

         2001 and 2000

         During the year ended December 31, 2001, Foreland reported revenue of $115,000, resulting principally from the sale of miscellaneous surplus equipment, which represented a significant decrease from the $279,000 received in the previous year, during which Foreland also had revenue from the sale of geological and geophysical information and payments related to its Nevada Exploration Agreement with Farakel Company.

         Total expenses from operations were approximately $319,000 for the years ended December 31, 2001, and 2000. During 2001, the approximately $51,000 decline in general and administrative expenses and the $9,000 reduction in oil exploration costs were more than compensated for by increased losses on the sale or disposal of undeveloped leaseholds and the loss on the impairment of inventory. Total other expense of approximately $88,000 during 2001 was smaller than the $131,000 reported for this item during 2000, resulting principally from reduced interest expense during 2001.

         During the year ended December 31, 2001, the costs before extraordinary item of approximately $291,000 was partially offset by a gain of $110,000 resulting from the forgiveness of indebtedness, for a net loss of approximately $182,000 for the year ended December 31, 2001, which, after accruing a preferred stock dividend of $306,000, resulted in a net loss applicable to common stock holders of approximately $488,000. During the preceding fiscal year, the net loss before extraordinary operations of $171,000 was more than offset by a $4,469,000 gain on foreclosure of assets and a related loss from discontinued operations of $1,126,000, all associated with the voluntary surrender of Foreland's producing properties and crude oil, refining, transportation and marketing assets during the year, which resulted in a net income of $3,172,000. After accrual of a dividend on preferred stock of $273,000, for the year ended December 31, 2001, Foreland reported a net income applicable to common stockholders of approximately $2,899,000. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

         2000 and 1999

         During the year ended December 31, 2000, Foreland reported revenue of $279,000 resulting principally from the sale of miscellaneous surplus equipment, geological and geophysical information, and payments related to the Nevada Exploration Agreement. During the preceding year, all revenue was related to discontinued operations. In March and April 2000, Foreland voluntarily surrendered to its principal secured creditor substantially all of its continuing operations, so that there were no continuing operations during 1999 with which to compare 2000 operations.

         During the year ended December 31, 2000, Foreland incurred oil exploration expense associated with the reactivation of exploration in Nevada under its Nevada Exploration Agreement with Farakel Company, under which Foreland reacquired exploration rights to the Hay Ranch prospect that had previously been surrendered to its principal secured creditor. During 1999, Foreland incurred oil exploration expenses of $320,000 associated with continuing geological and geophysical evaluation of its Nevada prospects that were surrendered to its principal secured creditor in early 2000. General and administrative expenses of $247,000 during the year ended December 31, 2000, were principally related to managing the voluntary surrender of assets to its principal secured creditor, negotiating agreements and certain arrangements with creditors, negotiating a farmout agreement with E.I.F., and negotiation and initiating the Nevada Exploration Agreement relating to its retained properties. This contrasts sharply with the $1,260,000 incurred for general and administrative expenses during the year ended December 31, 1999, when Foreland devoted substantial effort toward restructuring its assets and liabilities, seeking potential acquisition or investment opportunities, negotiating with its principal secured creditor E.I.F., and its principal unsecured creditor Petro Source, as well as pursuing its ongoing oil exploration, refining and transportation activities. Depreciation and amortization of $23,000 in the year ended December 31, 2000, and $68,000 in the year ended December 31, 1999, are directly related to the amount of Foreland's miscellaneous owned or leased equipment. Foreland's net interest expense of $131,000 and $319,000 in the years ended December 31, 2000 and 1999, respectively, vary proportionately to the amount of obligations due, principally current accounts payable.

         As noted above, in March and April 2000, Foreland voluntarily surrendered its petroleum refinery, marketing and transportation and related operations in satisfaction of $12.6 million in principal amount of indebtedness, for a gain on foreclosure of assets and liabilities of $4.5 million, resulting in income from continuing operations of $4.4 million. Loss from discontinued operations of $1.1 million resulted in net income of $3.2 million. After accruing a preferred stock dividend of $273,000, Foreland reported net income applicable to common stockholders of $2.9 million. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

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

         Foreland's accounting policy requires it to assess the carrying cost of long-lived assets whenever events or changes of circumstances indicate that the carrying value of long-lived assets may not be recoverable. When an assessment for impairment of oil and gas properties is performed, Foreland is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value. Foreland expects that from time to time capitalized costs will be charged to expense based on management's evaluation of specific wells or properties or the disposition, through sales or conveyances of fractional interests in connection with industry-sharing arrangements, of property interests.

         As part of Foreland's evaluation of its oil and gas reserves in connection with the preparation of Foreland's annual financial statements, Foreland typically completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of Foreland's oil and gas reserves resulting in an impairment allowance as discussed above. Due to the surrender of virtually all of its producing properties, Foreland did not complete an engineering evaluation in 2000 or 2001. See Items 1 and 2. Description of Business and Property.

         Certain Costs

         The costs of exploring, drilling, producing and transporting are higher in the geological province targeted by management than they would be in a more fully developed oil producing area. Access roads to drilling targets over relatively long distances frequently have to be completed and drilling equipment and services typically must be brought in from considerable distances.

Liquidity and Capital Resources

         2000 Activities

         Foreland's continued operations used net cash of $142,000 in 2000, during which it reported $3.2 million net income resulting principally from the $4.5 million gain on foreclosure and the $1.1 million loss on discontinued operations.

         Investing activities provided cash of $38,000 from the sale of miscellaneous surplus equipment and geological data. Financing activities used net cash of $6,000 for payment of long-term obligations.

         2001 Activities

         Foreland's continued operations used net cash of $135,627 in 2001, which included a $109,584 gain on forgiveness of debt netted against losses on sales and expirations of leaseholds, depreciation and a loss on the value of inventory.

         Cash from the sale of surplus equipment provided $13,392, and $50,721 was provided by financing activities.

         Current and Future Requirements

         As of December 31, 2001, Foreland had current liabilities of $1,288,374, $1,273,653 of which were currently or substantially past due, with current assets of only $166,175, for a working capital deficit of $1,122,199. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and a $600,000 note due to CHL as successor to the Petro Source settlement. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

         In some instances, Foreland may seek to satisfy creditors' claims by issuing securities, which would dilute the interests of existing stockholders.

         In March 2002, effective December 2001, Foreland sold its major assets with a buyback option, to allow it an additional year to get the prospects drilled. Under such an arrangement, Foreland would attempt to negotiate for its share of costs to be paid by the other participants, retaining a minority interest in the venture. Alternatively, Foreland may seek to raise funds through the sale of equity or debt securities to provide its share of drilling funds and for other corporate purposes. Foreland does not expect that it will be able to obtain any additional financing from any source unless and until it is able to reach agreements acceptable to investors with its various creditors so that substantially all new money invested will be available for Nevada exploration and not exposed to claims of current creditors. Foreland cannot predict the amount of money that may be required to obtain the forbearance or compromise of the claims of its existing creditors with claims aggregating approximately $1,220,388. There is no assurance that Foreland will be successful in accomplishing these tasks. Foreland's current requirements for general and administrative expenses for 2002 are being advanced monthly by CHL.

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


--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         On March 22, 2001, the board of directors of Foreland determined not to engage Hein + Associates, Denver, Colorado, as Foreland's principal accountant to audit and report on the Company's financial statements for the year ended December 31, 2000.

         On March 26, 2001, the board of directors of Foreland approved the engagement of HJ & Associates, LLC, Salt Lake City, Utah, as an independent accountant and auditor to report on the Company's financial statements for the year ended December 31, 2000. Foreland engaged HJ & Associates, LLC, to again perform the audit for the year ended December 31, 2001.

         The foregoing change was previously reported on Form 8-K.

                                    PART III.

--------------------------------------------------------------------------------
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

         The following table sets forth the name, age, term of directorship, and principal business experience of each director and executive officer of Foreland who has served in such position since Foreland's last fiscal year:

                         Director           Business Experience during Past
       Name         Age   Since            Five Years and other Information
 ----------------- ----- -------- ----------------------------------------------

 Bruce C. Decker..  51     1994    Officer and director of Foreland since 1994.
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

 Grant Steele.....  76     1985    Co-founder and chairman. Executive officer
                                   and chairman of Foreland since organization in 1985. Employed by Gulf Oil Corporation from 1953 to 1983. From 1973 to 1980, Chief
                                   Geologist--U.S. for Gulf Oil. Graduated from the University of Utah, Salt Lake City,
                                   Utah, in 1949 with bachelor of science
                                   degree. Earned his doctorate in geology from the University of Washington in 1959.
                                   Certified professional geologist and an
                                   active member of the American Association of Petroleum Geologists (awarded a distinguished service award in 1984), the Houston Geological Society, and the Society of Economic Paleontologists and
                                   Mineralogists.

 Alex Nazarenko...  57     2001    Appointed to fill vacancy created by
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

Significant Consultants

         Foreland obtains geological and geophysical services from Great Basin Exploration Consultants, organized by former Foreland employees Jerry Hansen and Carl Schaftenaar. Great Basin assisted Foreland during the drilling of the Pine Valley 42-16 well in January and February of 2001. Great Basin provides ongoing work for Foreland from time to time on a consulting basis and provides security and administrative support to Foreland in exchange for use of its computer programs and office equipment.

         Jerry Hansen. Mr. Hansen, who joined Foreland in 1986, was senior structural geologist for Foreland with primary responsibility for generating and developing exploration proposals and drilling prospects. He has 13 years of oil and gas experience focused on prospect generation and evaluation in the Powder River Basin, Gulf Coast and primarily in Nevada. He graduated with degrees in geology from the University of Colorado in 1973 and the University of Arizona in 1982. As senior structural geologist, Mr. Hansen's primary responsibility is in the generation and development of drillable prospects, from inception to actual well site operations.

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

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Summary Compensation

         The following table sets forth the annual and long-term compensation earned by, awarded to or paid to the chief executive officer of Foreland for all services rendered in all capacities to Foreland and its subsidiaries during the last fiscal year. No executive officer of Foreland received aggregate compensation of $100,000:

                                                                        Long-Term Compensation
                                                                 ------------------------------------
                                      Annual Compensation                 Awards            Payouts
                                 ------------------------------- ------------------------- ----------
         (a)              (b)      (c)       (d)        (e)          (f)          (g)         (h)        (i)
                                                     Other                    Securities
                                                     Annual      Restricted   Underlying   Award      All Other
                        Year                         Compen-        Stock      Options/    Plan        Compen-
  Name and Principal    Ended     Salary    Bonus     sation      Award(s)       SARs      Payouts      sation
       Position         Dec. 31    ($)       ($)       ($)           ($)          (#)         ($)        ($)
----------------------- -------- --------- --------- ----------- ------------ ------------ ---------- -----------
Bruce C. Decker          2001     $83,000        --   $   --          --       169,506/--     --          --
President (CEO)
----------------------- -------- --------- --------- ----------- ------------ ------------ ---------- -----------


Option/SAR Grants in Last Fiscal Year

         During the first quarter of 2001, Foreland issued to Mr. Decker 10-year options to purchase common stock at $0.50 per share in exchange for accrued salaries and vacation payable as follows:
                                                        Individual Grants
----------------------------------------------------------------------------------------------------------------------
           (a)                      (b)                      (c)                    (d)                  (e)
                            Number of Securities
                                 Underlying
                            Options/SARs Granted         % of Total
                                    (#)             Options/SARs Granted     Exercise or Base
     Name                          Fiscal Year       to Employees During      Price ($/share)      Expiration Date
-------------------------- ----------------------- ------------------------ -------------------- ---------------------
Bruce C. Decker (CEO)            169,506                    88.1                 $0.50              Jan 23, 2011
-------------------------- ----------------------- ------------------------ -------------------- ---------------------

Exercise of the above options is contingent of the payment of the $600,000 note due Petro Source delivered in settlement of litigation with it.

Employment Agreements

         In an effort to enhance the ability of Foreland to conclude a possible business resolution with Petro Source, pursue and fund a multi-well drilling program in Nevada, reach an accommodation with certain creditors, and other matters, in January 2001, all of the executive officers vacated their employment agreements with Foreland.

Directors' Compensation

         No director fees were paid in 2001.

Limitation of Liability and Indemnification

         The articles of incorporation of Foreland limit or eliminate the personal liability of directors for damages for breaches of their fiduciary duty, unless the director has engaged in intentional misconduct, fraud or a knowing violation of law, or paid a dividend in violation of the Nevada Revised Statutes.

         Foreland's articles of incorporation and bylaws further provide for the indemnification of officers and directors for certain civil liabilities, including liabilities arising under the Securities Act of 1933, unless such person is adjudged in any action, suit or proceeding to be liable for his or her own negligence or misconduct in the performance of his or her duty. In the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth, as of June 20, 2002, the outstanding common stock of Foreland owned of record or beneficially by each person who owned of record, or was known by Foreland to own beneficially, more than 5% of Foreland's the shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group:

                                              Principal Stockholders
--------------------------------------------------------------------------------------------------------------------
                                                                                        Number of
           Name of Beneficial Owner                    Nature of Ownership              Shares(1)        Percent(2)
------------------------------------------------  -------------------------------  --------------------  -----------
Principal Stockholder:

2N Company, L.L.C............................     Common stock                              250,000            2.5%
  2277 W Highway 36, Suite 254                    Options(3)                              4,863,602           35.4
  Roseville, MN  55113                            Common stock issuable on
                                                    Conversion of Preferred                 333,333            3.3
                                                  Stock(4)
                                                  Warrants(5)                             1,500,000           13.3
                                                                                          ---------
                                                                                                              44.6

Colour Holdings, Ltd.                             Common stock                            6,170,703           39.8
Grey Trust
Rothschild Trust Guernsey Limited
St. Peter's House
Le Bordage, St. Peter's Port
Guernsey, Channel Islands GYI 6AX

Directors:

     Bruce C. Decker.........................     Common stock(7)                           213,073            2.2
                                                  Options(8)                                161,112            1.6
                                                  Other(9)                                       --
                                                                                      -------------
                                                                                                               3.8

     Grant Steele............................     Common stock(10)                          134,453            1.4
                                                  Total                                                        1.4

     Alex Nazarenko..........................                         See 2N Company above(11)

All Executive Officers and Directors as a
  Group (three)..............................     Common stock(12)                          597,527            6.1
                                                  Options(8)                              5,024,714           36.1
                                                  Common stock issuable on
                                                  conversion of Preferred                   333,333            3.3
                                                  Stock(4)
                                                  Warrants(5)                             1,500,000           13.3
                                                                                          ---------
                                                  Total                                                       46.6
--------------------------------------------------------------------------------------------------------------------

(1) Except as otherwise noted, shares are owned beneficially and of record, such record stockholder has sole voting, investment and dispositive power, and the address of all such persons for purposes of this table is deemed to be the address of Foreland.
(2) Calculations of total percentages of share ownership for each individual assumes the exercise of all options held by that individual to which the percentage relates, including options subject to vesting provisions. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
(3) Consists of options to purchase 4,000,000 shares pledged by Foreland to Petro Source as security for a $600,000 note due September 1, 2001, and the option to purchase from Petro Source 863,602 issued and outstanding shares owned by it.
(4) 2N Company owns 200,000 shares of 1998 Series Preferred Stock convertible into 333,333 shares of common stock.
(5) Warrants to purchase common stock at $3.00 per share expiring January 6, 2003.
(6) Shared voting and dispositive power. See Item 12. Certain Relationships and Related Transactions: Agreements with Colour Holdings.
(7) The issuance of 199,740 shares is subject to the payment of the $600,000 note due Petro Source and now held by Colour Holdings.
(8) The issuance of 55,621 of such options is subject to the payment of the $600,000 note due Petro Source and now held by Colour Holdings.
(9) Mr. Decker disclaims any beneficial ownership of 62,500 shares of common stock, 83,333 shares of common stock issuable on conversion of 1998 Preferred Stock, and warrants to purchase 375,000 shares of common stock at $3.00 held of record by 2N Company, L.L.C., a principal stockholder, in which Mr. Decker is a minority interest holder.
(10) The issuance of such shares is subject to the payment of the $600,000 note due Petro Source and now held by Colour Holdings.
(11) Mr. Nazarenko is a principal owner and manager of 2N Company, L.L.C., and is, therefore, deemed to be the beneficial owner of securities owned by it.
(12) The issuance of 255,361 of such options is subject to the payment of the $600,000 note due Petro Source and now held by Colour Holdings.

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

Salary Deferrals and Waivers; Officer and Director Notes Payable

         Foreland owed $450,535 to two executive officers and directors and one former employee as of December 31, 2000. In turn, one officer and director and one former employee owed Foreland $350,487. In an effort to resolve the above, in January 2001, Foreland issued 450,535 shares of common stock to satisfy the $450,535 due such officers and directors and former employee, including 199,740 shares to satisfy a $199,740 obligation to Bruce C. Decker and 55,621 shares to satisfy a $55,621 obligation to Grant Steele, subject to the payment of a $600,000 note due Petro Source. Such common stock was redeemable by Foreland at $1.00 per share at any time on or before January 31, 2002. Foreland also agreed to accept as payment for the $350,487 due it from one such officer and director and one former employee shares of common stock at the greater of either $1.00 per share or the bid price for Foreland common stock preceding the delivery of such stock as payment, including 158,026 shares for the payment of $158,026 due from Mr. Decker. For financial reporting purposes, these transactions are reported as a net issuance of a total of 100,048 shares of common stock.

         Foreland also owed current and former employees, one of whom was an officer and director, $88,945 in accrued salary, vacation pay, and miscellaneous items. In January 2001, the board of directors approved the issuance of ten-year options to purchase common stock at $0.50 per share in cancellation of such indebtedness, including options to purchase an aggregate of 169,506 shares of common stock, subject to the payment of a $600,000 note due Petro Source. N. Thomas Steele declined to exchange his salary receivable for options.

Agreement with Colour Holdings

         In December 2001, Foreland negotiated an agreement with Colour Holdings, Ltd., or CHL, a U.K. trust. The agreement dated March 8, 2002, effective as of December 28, 2001, provides that CHL will provide at least $260,000 toward lease rental costs, overhead and the costs of marketing Foreland's prospects until December 31, 2002. In exchange for funding, Foreland sold its Nevada database and leases on approximately 85% of its gross acreage in Nevada to CHL, with Foreland retaining the option to reacquire the assets through issuance of 34% of its common stock to CHL and repayment of the funds advanced by CHL in a reasonable period. CHL may also exercise an option to acquire 34% of Foreland's common stock in lieu of repayment of CHL funding provided to Foreland.

         Subsequent to the agreement, CHL acquired Foreland's $600,000 note due Petro Source and agreed not to foreclose on the 4,000,000 shares of common stock of Foreland pledged as collateral during the period of its agreement with Foreland.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

          (a)  Exhibits. The following exhibits are included as part of this report:

             SEC
Exhibit   Reference
  No.        No.             Title of Document                      Location
--------  ---------  ----------------------------------------   ----------------

 Item 3              Articles of Incorporation and Bylaws
--------  ---------  ----------------------------------------   ----------------
  3.01        3      Articles of Incorporation                   Incorporated by
                                                                   Reference(6)
  3.02        3      Bylaws                                      Incorporated by
                                                                   Reference(6)
 Item 4              Instruments Defining the Rights of
                       Security Holders, Including Indentures
--------  ---------  ----------------------------------------   ----------------
  4.01        4      Specimen Common Stock Certificate           Incorporated by
                                                                   Reference(1)
  4.02        4      Designation of Rights, Privileges, and      Incorporated by
                      Preferences of 1991 Series Preferred         Reference(1)
                      Stock
  4.03        4      Designation of Rights, Privileges, and      Incorporated by
                      Preferences of 1994 Series Convertible       Reference(2)
                      Preferred Stock
  4.04        4      Designation of Rights, Privileges, and      Incorporated by
                      Preferences of 1995 Series Convertible       Reference(3)
                      Preferred Stock
  4.05        4      Form of Warrants to Kevin L. Spencer and    Incorporated by
                      Jay W. Enyart                                Reference(4)
  4.06        4      Form of Rights Agreement dated effective    Incorporated by
                      April 12, 1997, between Foreland and         Reference(5)
                      Atlas Stock Transfer Corporation
  4.07               Amendment to Rights Agreement dated           This Filing*
                      effective December 28, 2001, between
                      Foreland and Atlas Stock Transfer
                      Corporation
  4.08        4      Warrant of Energy Income Fund, L.P. dated   Incorporated by
                      January 6, 1998, to purchase 750,000        Reference(7)
                      shares of common stock at $6.00 per share
  4.09        4      Warrant of Energy Income Fund, L.P. dated   Incorporated by
                      August 10, 1998, to purchase 250,000        Reference(8)
                      shares of common stock at $10.00 per
                      share (replaces warrant dated
                      January 6, 1998 for 250,000 shares of
                      common stock at $10.00 per share)
  4.10        4      Designation of Rights, Privileges, and      Incorporated by
                      Preferences for 1998 Series Convertible      Reference(8)
                      Preferred Stock
  4.11        4      Registration Rights Agreement between       Incorporated by
                      Energy Income Fund, L.P. and Foreland        Reference(8)
                      dated as of August 10, 1998

             SEC
Exhibit   Reference
  No.        No.             Title of Document                      Location
--------  ---------  ----------------------------------------   ----------------

Item 10              Material Contracts
--------  ---------  ----------------------------------------   ----------------
 10.01       10      First Amendment to Common Stock Purchase    Incorporated by
                      Warrant dated January 6, 1998 (Warrant      Reference(9)
                      No. 1), dated as of February 4, 1999
 10.01       10      First Amendment to Common Stock Purchase    Incorporated by
                      Warrant dated August 10, 1998 (Warrant       Reference(9)
                      No. 2), dated as of February 4, 1999
 10.03       10      Common Stock Issuance Agreement between     Incorporated by
                      Energy Income Fund, L.P. and Foreland,       Reference(9)
                      dated as of February 4, 1999
 10.04               Agreement dated March 8, 2002, made           This Filing*
                      effective December 28, 2002, between
                      Foreland Corporation and Colour
                      Holdings, Ltd.

Item 21              Subsidiaries of the Registrant
--------  ---------  ----------------------------------------   ----------------
 21.01               Subsidiaries of Foreland Corporation          This Filing*

------------------------------
(1) Incorporated by reference from Foreland's registration statement on Form S-2, SEC file no. 33-42828.
(2) Incorporated by reference from Foreland's registration statement on Form S-1, SEC file no. 33-81538.
(3) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1994.
(4) Incorporated by reference from Foreland's registration statement on Form S-3, SEC file no. 333-3779.
(5) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1996.
(6) Incorporated by reference from Foreland's registration statement on Form S-3, SEC file no. 333-37793.
(7) Incorporated by reference from Foreland's interim report on Form 8-K dated January 6, 1998.
(8) Incorporated by reference from Foreland's interim report on Form 8-K dated August 12, 1998, as amended on Form 8-K/A filed October 26, 1998.
(9) Incorporated by reference from Foreland's annual report on Form 10-K for the fiscal year ended December 31, 1998.

*  Filed as an exhibit to this annual report on Form 10-K.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.

         (b)      Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 2001, Foreland did not file any reports on Form 8-K.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FORELAND CORPORATION



Dated July 1, 2002                        By: /s/ Bruce C. Decker
                                              ---------------------------------
                                              Bruce C. Decker, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated July 1, 2002                            /s/ Bruce C. Decker
                                              ----------------------------------
                                              Bruce C. Decker, Director
                                              (Principal Executive and
                                              Financial Officer)


Dated July 1, 2002                            /s/ Grant Steele
                                              ----------------------------------
                                              Grant Steele, Director


Dated July 1, 2002                            /s/ Alex Nazarenko
                                              ----------------------------------
                                              Alex Nazarenko, Director

                              FORELAND CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report..............................................F-3

Balance Sheet.............................................................F-4

Statements of Operations..................................................F-6

Statements of Stockholders' Equity (Deficit)..............................F-7

Statements of Cash Flows..................................................F-8

Notes to Financial Statements.............................................F-9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Foreland Corporation
Woods Cross, Utah

We have audited the accompanying balance sheet of Foreland Corporation as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 2, 2001

                                              FORELAND CORPORATION
                                                  Balance Sheet



                                                     ASSETS

                                                                                                   December 31,
                                                                                                       2001
                                                                                                ------------------
CURRENT ASSETS

   Cash                                                                                         $                -
   Prepaid expenses                                                                                          2,165
   Lease sale receivable                                                                                   121,615
   Inventory                                                                                                42,395
                                                                                                ------------------

     Total Current Assets                                                                                  166,175
                                                                                                ------------------

LONG-TERM ASSETS

   Office equipment, net                                                                                     3,970
   Unproved oil and gas properties                                                                          20,693
   Deposits                                                                                                 75,000
                                                                                                ------------------

     Total Long-Term Assets                                                                                 99,663
                                                                                                ------------------

     Total Assets                                                                               $          265,838
                                                                                                ==================

                     The accompanying notes are an integral part of these financial statements.

                                              FORELAND CORPORATION
                                            Balance Sheet (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   December 31,
                                                                                                       2001
                                                                                                ------------------
CURRENT LIABILITIES

   Checks issued in excess of cash in bank                                                      $           14,721
   Accounts payable                                                                                        547,533
   Notes payable (Note 5)                                                                                  600,000
   Notes payable - related party (Note 5)                                                                   36,000
   Interest payable                                                                                         52,200
   Interest payable - related party                                                                            720
   Officers' salaries - related parties                                                                     37,200
                                                                                                ------------------

     Total Current Liabilities                                                                           1,288,374
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 8)

STOCKHOLDER'S EQUITY (DEFICIT)

   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized;
     407,243 shares issued and outstanding in 2001
     (liquidation preference of $3,229,000)                                                                    407
   Common stock, $0.01 par value, 50,000,000 shares authorized;
     9,842,371 shares issued and outstanding                                                                 9,876
   Additional paid-in capital                                                                           39,322,891
   Accumulated deficit                                                                                 (40,355,710)
                                                                                                ------------------

     Total Stockholders' Equity (Deficit)                                                               (1,022,536)
                                                                                                ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $          265,838
                                                                                                ==================

                       The accompanying notes are an integral part of these financial statements.

                                                          F-5

                                     FORELAND CORPORATION
                                    Statements of Operations


                                                                                     For the Years Ended
                                                                                        December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
REVENUE                                                                     $          115,044  $          278,798
                                                                            ------------------  ------------------

EXPENSES

   Oil exploration                                                                      39,248              48,512
   General and administrative                                                          195,634             246,604
   Loss on sale of undeveloped leaseholds                                               24,370                   -
   Loss on disposal of undeveloped leaseholds                                           24,268                   -
   Loss on impairment of inventory                                                      10,609                   -
   Depreciation and amortization                                                        24,732              23,495
                                                                            ------------------  ------------------

     Total Expenses from Operations                                                    318,861             318,611
                                                                            ------------------  ------------------

LOSS BEFORE OTHER EXPENSE                                                             (203,817)            (39,813)
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                       2,034               2,618
   Interest expense                                                                    (89,579)           (133,881)
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                      (87,545)           (131,263)
                                                                            ------------------  ------------------

LOSS BEFORE INCOME TAX, EXTRAORDINARY ITEM
   AND DISCONTINUED OPERATIONS                                                        (291,362)           (171,076)

Income taxes                                                                                 -                   -
                                                                            ------------------  ------------------

LOSS BEFORE EXTRAORDINARY ITEM AND
   DISCONTINUED OPERATIONS                                                            (291,362)           (171,076)

   Gain on foreclosure of assets and liabilities                                             -           4,469,006
   Gain on forgiveness of debt                                                         109,584                   -

LOSS FROM DISCONTINUED OPERATIONS - NET
   OF ZERO TAX EFFECT (Note 9)                                                               -          (1,125,862)
                                                                            ------------------  ------------------

NET INCOME (LOSS)                                                                     (181,778)          3,172,068

   Preferred stock dividend                                                           (306,000)           (273,000)
                                                                            ------------------  ------------------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                                               $         (487,778) $        2,899,068
                                                                            ==================  ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           9,836,067           9,738,151
                                                                            ==================  ==================


                  The accompanying notes are an integral part of these financial statements.

                                                     F-6

                                                      FORELAND CORPORATION
                                               Statements of Stockholders' Equity



                                       Preferred Stock      Common Stock     Additional                                 Total
                                      ----------------    ----------------    paid-In      Accumulated  Subscriptions  Stockholders'
                                      Shares    Amount    Shares    Amount    Capital        Deficit      Receivable     Deficit
                                      ------    ------    ------    ------    -------        -------      ----------     -------
Balance, December 31, 1999            407,000  $     -   9,733,000 $ 10,000  $ 36,714,000  $(43,346,000)  $ (343,000)  $(6,965,000)

Rounding adjustment                       243      407         206     (267)          287             -         (427)            -

Accrued interest on notes                   -        -           -        -             -             -       (7,061)       (7,061)

Conversion of warrants                      -        -       9,117        9           769             -            -           778

Forgiveness of previous debt
   secured by stock                         -       -            -        -     2,411,384             -            -     2,411,384

Net income for the year ended
   December 31, 2000                        -        -           -        -             -     3,172,068            -     3,172,068
                                      -------  -------   --------- --------  ------------  ------------   ----------   -----------

Balance, December 31, 2000            407,243      407   9,742,323    9,742    39,126,440   (40,173,932)    (350,488)   (1,387,831)

Receipt of subscriptions receivable         -        -           -        -             -             -      350,488       350,488

Common stock issued for debt                -        -     100,048      100        99,948             -            -       100,048

Options issued to extinguish debt           -        -           -        -        96,202             -            -        96,202

Recapitalization of prior cancelled
  shares                                    -        -      33,523       34           301             -            -           335

Net loss for the year ended
   December 31, 2001                        -        -           -        -             -      (181,778)           -      (181,778)
                                      -------  -------   --------- --------  ------------  ------------   ----------   -----------

Balance, December 31, 2001            407,243  $   407   9,875,894 $  9,876  $ 39,322,891  $(40,355,710)  $        -   $(1,022,536)
                                      =======  =======   ========= ========  ============  ============   ==========   ===========

                           The accompanying notes are an integral part of these financial statements.

                                                               F-7

                                      FORELAND CORPORATION
                                    Statements of Cash Flows

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        $         (181,778) $        3,172,068

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

   Recapitalization of prior cancelled shares                                              335                   -
   Depreciation and amortization                                                        24,732              23,495
   Gain on forgiveness of debt                                                        (109,584)                  -
   Gain on foreclosure                                                                       -          (4,469,006)
   Discontinued operations                                                                   -           1,125,862
   Loss on sale of undeveloped leaseholds                                               24,370                   -
   Loss on disposal of undeveloped leaseholds                                           24,268                   -
   Loss on impairment of inventory                                                      10,609                   -
   Changes in operating assets and liabilities                                          71,421             289,488
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Operations                                        (135,627)            141,907
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures for property and equipment                                     (13,392)            (38,176)
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Investing Activities                               (13,392)            (38,176)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from exercise of warrants and options                                            -              1,055
   Proceeds from cash overdraft                                                         14,721                   -
   Proceeds from long-term debt                                                         36,000                   -
   Payment of long-term debt and promissory notes                                            -              (7,488)
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Financing Activities                                50,721              (6,433)
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (98,298)             97,298

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            98,298               1,000
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $                -  $           98,298
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                   $                -  $                -
   Cash paid for income taxes                                               $                -  $                -


                        The accompanying notes are an integral part of these financial statements.

                                      FORELAND CORPORATION
                              Statements of Cash Flows (Continued)

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

   Common stock issued in lieu of debt                                      $          100,048  $                -
   Stock subscription received                                              $          350,488  $                -
   Stock options issued in lieu of debt                                     $           96,202  $                -
   Receivable from leasehold acreage sale                                   $          121,615  $                -


                   The accompanying notes are an integral part of these financial statements.

                                                      F-9

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


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

              c. Oil and Gas Properties

              The company follows the "successful efforts" method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs of carrying and retaining unproved properties are expensed. management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells.

              Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploration wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling. Depreciation and depletion expense related to oil and gas properties amounted to $10,623 and $-0- or the years ended December 31, 2001 and 2000, respectively.

              Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. During the year ended December 31, 2001, the Company sold leases with a carrying value of $145,985 for $121,615 and recorded a loss of $24,370.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d. Other Property and Equipment

              Depreciation is calculated using the straight-line method over the following estimated useful lives:

                                                                    Years
                                                                -------------

                      Refineries and building                         3-15
                      Transportation and other equipment              3-7
                      Office furniture and equipment                  3-10

              The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $14,109 and $23,495 for the years ended December 31, 2001, and 2000, respectively.

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

              f. Inventories

              Inventories are carried at the lower of cost or market For inventories, cost is determined using the average cost method or specific identification where possible.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g. Income Taxes

              At December 31, 2001, the Company had an accumulated deficit of approximately $40,200,000 which includes net operating loss carryforwards that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------- ------------------
              Income tax benefit at statutory rate                          $           67,394  $          200,000
              Change in valuation allowance                                            (67,394)           (200,000)
                                                                            ------------------- ------------------

                                                                            $                -  $               -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:
                                                                                     For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------- ------------------
              Income tax benefit at statutory rate                          $       15,767,394  $       15,700,000
              Change in valuation allowance                                        (15,767,394)        (15,700,000)
                                                                            ------------------- -------------------

                                                                            $                -  $                -
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

              h. Revenue Recognition

              The Company recognizes sales as services are rendered per the terms of the contract. Revenue is recognized once the amounts are reasonably determinable, collection is reasonably assured and the services have been provided.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Net Earnings (Loss) Per Common Share

              The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
              Basic earnings (loss) per share:
                Income (loss) from operations                               $            (0.06) $            (0.02)
                Income from extraordinary items                                           0.01                0.44
                (Loss) from discontinued operations                                          -               (0.12)
                                                                            ------------------  ------------------
                Net income (loss)                                           $            (0.05) $             0.30
                                                                            ==================  ==================

              Diluted earnings (loss) per share:
                Income (loss) from operations                               $            (0.06) $            (0.02)
                Income from extraordinary items                                           0.01                0.39
                (Loss) from discontinued operations                                          -               (0.12)
                                                                            ------------------  ------------------
                Net income (loss)                                           $            (0.05) $             0.25
                                                                            ==================  ==================

              The weighted-average number of shares of common stock used to compute the basic earnings (loss) per share was increased by 1,881,804 shares for the year ended December 31, 2001 for the assumed exercise of stock options in computing the diluted per-share data. Shares to be issued for the assumed exercise of stock options are not considered in the per share data at December 31, 2001, because they would have an antidilutive effect on the net loss per common share.

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

              l. Impact of Recently Issued Accounting Pronouncements

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. The adoption of SFAS No. 142 had no impact on the Company.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l. Impact of Recently Issued Accounting Pronouncements (Continued)

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

              SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              m. Reclassifications

              Certain reclassifications have been made to the 2000 financial statements to conform to the presentation in 2001. The reclassifications had no effect on the 2000 net income.

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

              The purchase agreement required the Company to register the shares issued for the acquired assets. If the proceeds from liquidation of 763,602 shares was less than $2,676,000 (plus interest at 10% per annum), the agreement required the Company to issue additional shares or pay cash for the deficiency. Based on the trading price of the Company's common stock at December 31, 1999, the fair value of the shares was approximately $150,000 and a sale of these shares into the market would likely depress the stock price further, reducing the fair value of the shares. During the year, the seller initiated litigation asserting a claim of $2.9 million, plus punitive damages, attorneys' fees and other costs, against the Company. As discussed in Note 6, the litigation initiated by the seller has been settled.

NOTE 4 -      INVENTORIES

              Inventories consist of the following at December 31, 2001:

                Oil field equipment and other            $           42,395
                                                         ------------------

                      Total                              $           42,395
                                                         ==================

NOTE 5 -      SALE OF UNDEVELOPED LEASEHOLDS

              On December 28, 2001 the Company entered into an agreement with Colour Holdings, Ltd, A Guernsey Corporation (CHL). In the agreement the Company sold to CHL all of its rights in its oil and gas leases in Eureka, Ely and Nye counties, Nevada. The leases sold comprise approximately 85% of the Company's gross acreage in Nevada. Under the agreement, CHL paid the Company $55,000 at closing and agreed to pay or reimburse the Company for costs to be incurred during 2002 of up to $60,000 for lease rentals, up to $120,000 for management and administrative services and up to $35,000 for accounting, legal and related costs of meeting regulatory requirements. In this agreement CHL acquired the rights to the note payable discussed in Note 6 below.

              The Company has the option to reacquire all of the above sold assets at any time before December 31, 2002. To reacquire the leaseholds the Company must issue to CHL a number of shares of its common stock that equals 34.2%, of the total outstanding shares of common stock and a promissory note in the amount of all advances which CHL has made to the Company.

              CHL has the option to reconvey the above assets to the Company at any time before December 31, 2002 for the issuance to CHL by the Company a number of shares of its common stock that equals 34.2%, of the total outstanding shares of common stock.

NOTE 6 -      NOTES PAYABLE

              Notes payable at December 31, 2001, consists of the following:

              Note payable to Colour Holdings, LTD,
                interest at prime + 2%, due
                September 1, 2001.                          $          600,000
              Note payable - related party, interest
                at 8%, due on demand                                    36,000
                                                            ------------------

                   Total                                    $          636,000
                                                            ==================

              This promissory note is secured by 4,000,000 shares of the Company's common stock. In addition, Petro has a first priority lien on 80% of the Company's share of any production on properties in Nevada.

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

              During 2001, the note was purchased from Petro by Colour Holdings, LTD. The purchasing company has not foreclosed on the note for the 4,000,000 shares of the Company's common stock. See Note 5.

NOTE 7 -      RELATED PARTY TRANSACTIONS

              During the year ended December 31, 2001, a related party loaned the Company $36,000 to cover operating expenses. See Note 6.

NOTE 8 -      PREFERRED STOCK

              The Company's Board of Directors has authorized the issuance of several series of convertible preferred stock. The following is a summary of shares issued and outstanding under each series at December 31, 2001:

                                                                  Convertible to
                                                    Preferred      Common Stock    Liquidation
                           Series                    Shares           Shares        Preference
              ----------------------------------  --------------  --------------  -------------
              1991 Convertible Preferred Stock        20,000            6,667      $     25,000
              1994 Convertible Preferred Stock       153,140           51,047           306,000
              1995 Convertible Preferred Stock       232,103           77,368           348,000
              1998 Convertible Preferred Stock         2,000          333,333         2,856,000
                                                  ----------      -----------      ------------

                       Total                         407,243          468,415      $  3,535,000
                                                  ==========      ===========      ============

              None of the series of preferred stock outstanding at December 31, 2001 has a stated dividend rate, except for the 1998 convertible preferred stock, which has a stated dividend rate of 12%. No dividends have been declared, but such amounts are reflected as a deduction from net income (loss) in determining net income (loss) applicable to common shareholders on the statement of operations. All of the preferred stock will participate in any common stock dividends declared.

              At December 31, 2001 and 2000, dividends in arrears on the 12% cumulative preferred stock were approximately $856,000 ($428 per share) and $583,000 ($292 per share), respectively. The presentation of the cumulative dividends in arrears is in accordance with FAS 128 "Earnings per share."

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

NOTE 9 -      STOCK-BASED COMPENSATION

              Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2000 and 2001:

                                                                   2000                           2001
                                                                 Weighted                       Weighted
                                                                  Average                        Average
                                                   Number        Exercise         Number        Exercise
                                                  of Shares        Price       of Shares          Price
              -------------------------------  -------------   ------------  --------------  --------------
              Outstanding, beginning of year       1,583,667   $       3.76         243,334  $         4.88
                   Granted                                 -              -         192,404             .50
                   Expired                                 -              -               -               -
                   Canceled                       (1,340,333)          3.55               -               -
                   Exercised                               -              -               -               -
                                              --------------   ------------  --------------  --------------

              Outstanding, end of year               243,334   $       4.88         435,738  $         2.95
                                              ==============   ============  ==============  ==============

              At December 31, 2001, the outstanding options are 100% vested.

              If not previously exercised, options outstanding at December 31,
              2001 will expire as follows:
                                                             Range of
                                                          Exercise Prices           Weighted
                                                    --------------------------       Average           Number
                    Vested at December 31,                Low          High      Exercise Price      of Shares
              ---------------------------------     ------------  ------------   --------------    ------------
                             2002                   $       3.93  $       4.50   $        4.40          43,334
                             2003                   $       5.00  $       5.00   $        5.00         200,000
                             2011                   $       0.50  $       0.50   $        0.50         192,404
                                                                                                     ---------
                                                                                 $        2.95         435,738
                                                                                                     =========

              Warrants and Non-Qualified Stock Options - the Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended December 31, 2000 and 2001:

                                                                2000                             2001
                                                    -------------------------------  -----------------------------
                                                                        Weighted                       Weighted
                                                                         Average                        Average
                                                         Number         Exercise         Number        Exercise
                                                        of Shares         Price         of Shares        Price
                                                    --------------   --------------  -------------  --------------
              Outstanding, beginning of year             1,656,803   $         6.05      1,638,470  $         6.07
                  Canceled                                       -                -              -               -
                  Expired                                   (8,333)            4.50       (138,470)           6.87
                                                    --------------   --------------  -------------  --------------

              Outstanding, end of year                   1,638,470   $         6.07      1,500,000  $         6.00
                                                    ==============   ==============  =============  ==============
              All outstanding warrants and non-qualified options granted to non-employees were exercisable at December 31, 2001. If not previously exercised, these instruments will expire as follows:

                                                            Range of
                                                         Exercise Prices             Weighted
                                                    --------------------------        Average           Number
                   Vested at December 31,                 Low          High       Exercise Price      of Shares
              ----------------------------------    ------------  ------------   -----------------  --------------
                          2003                      $       6.00  $       6.00   $            6.00       1,500,000
                                                                                 -----------------  --------------

                                                                                 $            6.00       1,500,000
                                                                                 =================  ==============

              Reload Options - December 31, 2001, options and warrants with a reload feature are outstanding for a total of 94,000 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an exercise period of 5 years. If an employee tenders mature shares (held in excess of six months) for the exercise price, then no compensation charge will be recognized.

              Pro Forma Stock-Based Compensation Disclosures - The Company applied APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, the Company recognizes compensation cost for options granted to employees to the extent that the market price of the Company's common stock exceeds the exercise price on the date of grant. If compensation cost had been recognized using the fair value method prescribed by SFAS No. 123 rather than the intrinsic value method under APB 25, the Company's net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below.

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
              Net income (loss) applicable to common stockholders:
                   As reported                                              $         (487,778) $        2,899,068
                   Pro forma                                                          (504,583)          2,899,068
              Net loss per common share:
                   As reported                                              $            (0.05) $             0.30
                   Pro forma                                                             (0.05)               0.30

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

              Operating Leases - total rental expenses incurred under operating leases amounted to approximately $15,670 and $3,925 for the years ended December 31, 2001 and 2000, respectively.

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

              Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have materially adverse effect on its financial conditions or results of operations. Three creditors have obtained judgments against the Company totaling approximately $458,000. These amounts are included in accounts payable at December 31, 2001.

NOTE 11 -     DISCONTINUED OPERATIONS

              As discussed in Note 1 to the financial statements, the Company's assets were voluntarily surrendered to its largest creditor. The losses on these discontinued operations for the year ended December 31, 2000 are summarized as follows:

                                                                                                      2000
                                                                                               ------------------
              REVENUE:
               Refining and transportation                                                     $        5,043,261
               Oil sales                                                                                  204,661
               Other                                                                                        2,852
                                                                                               ------------------

                  Total Revenue from Discontinued Operations                                            5,255,774
                                                                                               ------------------

              EXPENSES:
               Refining and transportation:
                 Cost of goods sold                                                                     4,062,109
                 Other                                                                                    168,787
               Oil and production costs:
                 Other                                                                                          -
               General and administrative                                                                 466,926
               Depreciation, depletion and amortization                                                   168,787
               Interest expense, net                                                                      681,129
               (Gain) loss on sale of property                                                                  -
               Equity in loss of Cowboy Asphalt Terminal                                                        -
                                                                                               ------------------

                 Total Expenses from Discontinued Operations                                            6,381,636
                                                                                               ------------------

              LOSS FROM DISCONTINUED OPERATIONS                                                $       (1,125,862)
                                                                                               ==================

NOTE 12 -     DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

              All oil and gas operations of the Company and its subsidiaries are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
              Unproved properties, net of allowance for
                impairment of $67,000                                      $           20,693  $          188,177

              Accumulated depreciation, depletion and
                amortization                                                                -                   -
                                                                           ------------------  ------------------
                                                                           $           20,693  $          188,177
                                                                           ==================  ==================

              Costs incurred in oil and gas producing activities, whether capitalized or expensed, curing the year ended December 31, 2001 and 2000 is as follows:

                                                                                   2001               2000
                                                                           ------------------  ------------------
              Acquisition costs                                            $                -  $           -
                                                                           ==================  ==================
              Exploration costs                                            $           39,248  $           48,512
                                                                           ==================  ==================
              Development costs                                            $                -  $                -
                                                                           ==================  ==================

              Results of operations from oil and gas producing activities
              (excluding refining and transportation activities, general and administrative expenses, and interest expense) for the year ended
              December 31, 2001 and 2000 are presented below.
                                                                                  2001                 2000
                                                                           ------------------  ------------------
              Oil sales                                                    $            2,483  $            8,880
              Gain (loss) on sale of oil and gas properties                                 -                   -
              Production costs:
                Enhanced recovery project                                                   -                   -
                Other                                                                  (5,853)             (7,776)
              Exploration costs:
                Dry hole costs                                                              -                   -
                Delay rentals                                                         (39,248)            (48,512)
                Geologic and geophysical                                                    -                   -
              Abandonment and impairment costs                                        (68,243)             (4,058)
              Depreciation and depletion                                              (14,108)            (23,495)
                                                                           ------------------  ------------------

              Results of operations from oil and gas
               producing activities                                        $         (124,969) $          (74,961)
                                                                           ==================  ==================

NOTE 12 -     DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

              As discussed in Note 6 to the financial statements, the Company surrendered substantially all its assets, including all its producing oil and gas properties, as well as a portion of its undeveloped properties. The Company expects no future production from these reserves, therefore, the standardized measure has been reduced to zero for financial reporting purposes. The disclosure in the standardized measure for the reserves surrendered is not indicative of the fair value of these reserves.

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