Form 10QSB
period 2002-03-31
FORELAND CORP
filed 2002-08-27
CIK 773326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002


                         Commission File Number 0-14096

                              Foreland Corporation
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0422812
                       ---------------------------------
                      (I.R.S. Employer Identification No.)

                              2561 South 1560 West
                                Woods Cross, Utah
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (801) 298-9886
                            -------------------------
                           (Issuer's telephone number)

                                       n/a
               -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 20, 2002, issuer had 9,875,894 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                  PART I--FINANCIAL INFORMATION


                                  ITEM 1. FINANCIAL STATEMENTS

                              March 31, 2002 and December 31, 2001

                                      FORELAND CORPORATION
                                         Balance Sheets


                                             ASSETS

                                                                                March 31,           December 31,
                                                                                   2002                 2001
                                                                            ------------------  ------------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                                     $            9,339  $                -
   Prepaid expenses                                                                          -               2,165
   Lease sale receivable                                                                22,357             121,615
   Inventory - pipe                                                                     42,395              42,395
                                                                            ------------------  ------------------

     Total Current Assets                                                               74,091             166,175
                                                                            ------------------  ------------------

LONG-TERM ASSETS

   Office equipment, net                                                                 3,271               3,970
   Unproved oil and gas properties                                                      15,963              20,693
   Deposits                                                                             75,000              75,000
                                                                            ------------------  ------------------

     Total Long-Term Assets                                                             94,234              99,663
                                                                            ------------------  ------------------

     Total Assets                                                           $          168,325  $          265,838
                                                                            ==================  ==================


                        The accompanying notes are an integral part of these financial statements.

                                      FORELAND CORPORATION
                                   Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                March 31,          December 31,
                                                                                   2002                2001
                                                                            ------------------  ------------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Check issued in excess of cash in bank                                   $                -  $           14,721
   Accounts payable                                                                    509,191             547,533
   Notes payable                                                                       600,000             600,000
   Notes payable - related party                                                        36,000              36,000
   Interest payable                                                                     63,150              52,200
   Interest payable - related party                                                      1,503                 720
   Officers' salaries - related parties                                                 37,200              37,200
                                                                            ------------------  -------------------

     Total Current Liabilities                                                       1,247,044           1,288,374
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)

   Convertible preferred stock, $0.001 par value, 5,000,000
     shares authorized; 407,243 shares issued and outstanding                              407                 407
   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 9,875,894 shares issued and outstanding                                 9,876               9,876
   Additional paid-in capital                                                       39,322,891          39,322,891
   Accumulated deficit                                                             (40,411,893)        (40,355,710)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (1,078,719)         (1,022,536)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          168,325  $          265,838
                                                                            ==================  ==================


                         The accompanying notes are an integral part of these financial statements.

                                                             3

                                      FORELAND CORPORATION
                                    Statements of Operations
                                           (Unaudited)
                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
REVENUE

   Prospect revenue                                                         $                -  $          110,440
   Gain on sale of undeveloped leaseholds                                               30,270                -
                                                                            ------------------  ------------------

     Total Revenue                                                                      30,270             110,440
                                                                            ------------------  ------------------

EXPENSES

   Oil exploration                                                                           -              32,632
   General and administrative                                                           65,101              46,779
   Depreciation and amortization                                                           699               1,260
                                                                            ------------------  ------------------

     Total Expenses from Operations                                                     65,800              80,671
                                                                            ------------------  ------------------

INCOME(LOSS) BEFORE OTHER EXPENSE                                                      (35,530)             29,769
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                         245                 616
   Interest expense                                                                    (20,898)            (14,250)
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                      (20,653)            (13,634)
                                                                            ------------------  ------------------

INCOME (LOSS) BEFORE TAX, EXTRAORDINARY ITEM
 AND DISCONTINUED OPERATIONS                                                           (56,183)             16,135

Income taxes                                                                                 -                   -
                                                                            ------------------  ------------------

NET INCOME (LOSS)                                                                      (56,183)             16,135

   Preferred stock dividend                                                            (85,680)            (68,250)
                                                                            ------------------  ------------------

NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                                                               $         (141,863) $          (52,115)
                                                                            ==================  ==================

LOSS PER SHARE
 OF COMMON STOCK                                                            $            (0.01) $            (0.01)
                                                                            ==================  ==================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                        9,875,894           9,742,323
                                                                            ==================  ==================


                         The accompanying notes are an integral part of these financial statements.

                                                                4

                                      FORELAND CORPORATION
                                    Statements of Cash Flows
                                           (Unaudited)

                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        $          (56,183) $           16,135
   Depreciation and amortization                                                           699               1,260
   Changes in operating assets and liabilities                                          79,544             (37,909)
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Operations                                          24,060             (20,514)
                                                                            ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of cash overdraft                                                         (14,721)                  -
                                                                            ------------------  ------------------
   Net Cash Used In Financing Activities                                               (14,721)                  -
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH                                                              9,339             (20,514)

CASH BEGINNING OF PERIOD                                                                     -              98,298
                                                                            ------------------  ------------------

CASH END OF PERIOD                                                          $            9,339  $           77,784
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                   $                -  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

   Options for debt                                                         $                -  $          546,737


                         The accompanying notes are an integral part of these financial statements.

                                                            5

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             March 31, 2002 and 2001

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

              In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include pursuing its oil exploration through funding by outside investors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Foreland's Current Precarious Financial Condition

         Foreland is suffering from extreme shortages of working capital, due or past due current liabilities, and the need for substantial amounts of additional investment, strategic alliances or a sale, merger or reorganization involving all or portions of its business and operations.

o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of March 31, 2002, Foreland had current assets of $74,091 and current liabilities of $1,247,044, for a working capital deficit of $1,172,953. In addition, as of such date, Foreland had total assets of $168,325 and total liabilities of $1,247,044, for a stockholders' deficit of $1,078,719. As of March 31, 2002, Foreland had an accumulated deficit of approximately $40.4 million.

o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,247,044 in current liabilities as of March 31, 2002, over $600,000 were substantially past due. Payment of an additional $600,000, plus interest, due Petro Source and acquired by CHL has been deferred under Foreland's agreement with CHL. Three creditors with claims aggregating [$458,000] at March 31, 2002, have obtained judgments against Foreland. See Part II, Item
     1. Legal Proceedings.

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

Results of Operations

         Quarters Ended March 31, 2002 and 2001

         During the quarter ended March 31, 2002, Foreland reported revenue of $30,270, resulting principally from the sale of undeveloped leases, which represented a significant decrease from the $110,440 received in the previous year, during which Foreland had revenue from the sale of geological and geophysical information and payments related to its Nevada Exploration Agreement with Farakel Company.

         Total expenses from operations were approximately $65,800 for the quarters ended March 31, 2002, as compared to $80,671 during the same period in the preceding fiscal year. The decline during the 2002 interim period is principally due to the lack of exploration activity, due to lack of funds, notwithstanding an increase in general and administrative expenses related to increases efforts to advance Foreland's Nevada exploration opportunities.

         Total other income (expense) increased in the quarter ended March 31, 2002 due to the increase in the amount of Foreland's outstanding interest bearing obligations.

         After accrual of a dividend on preferred stock of $85,680, for the quarter ended March 31, 2002, Foreland reported a net loss applicable to common stockholders of $141,863, as compared to a loss of $52,115 for the quarter ended March 31, 2001. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

Liquidity and Capital Resources

         Foreland required $24,060 cash to fund its operating activities during the quarter ended March 31, 2002, as compared to $20,514 required during the same period in 2001. Investing activities did not affect the use of cash during either of the quarters ended March 31, 2002 or 2001. Financing activities required cash of $14,721 in the quarter ended March 31, 2002, to cover a bank overdraft.

         Current and Future Requirements

         As of March 31, 2002, Foreland had current liabilities of $1,247,044, with current assets of only $74,091, for a working capital deficit of $1,172,953. Current liabilities include an aggregate of [$458,000] due on judgments obtained by creditors and a $600,000 note due to CHL as successor to the Petro Source settlement. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

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

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Three trade creditors have judgments against Foreland in the aggregate amount of $445,000 for services and materials, provided in connection with its Nevada exploration and drilling activities as follows: Halliburton Energy Services, Inc. by the District Court, Jefferson County, Colorado, in the amount of $53,000; Grant Geophysical Corp. by the United States District Court for the Southern District of Texas, Houston Division, in the amount of $375,000; and Spidle Sales and Service, Inc., by the Eighth Judicial District Court, Uintah County, Utah, in the amount of $17,000.

         A former employee of Foreland Refining Corporation, a former subsidiary, filed suit against it and Foreland Corporation for breach of his employment agreement with such subsidiary, claiming the company owes approximately one year's pay. William Adair v. Foreland Corporation, et al., case no. CV0012192, in the Seventh Judicial District Court of Nevada for White Pine County. The suit is deemed frivolous insofar as it involves Foreland because the employee was terminated by the subsidiary after all of the stock of such subsidiary was surrendered to E.I.F.

         On April 3, 2002, the Company filed its answer to the complaint in the matter entitled Royal Surplus Lines Insurance v. Foreland Corporation, Gallagher-Braniff, Inc., and John Does, civil no. 1:02CV00022J, filed in the United States District Court for the District of Utah. Royal Surplus Lines Insurance seeks to recover a $100,000 payment allegedly made by mistake pursuant to an insurance policy issued to the Company. The Company asserts that the payment was not made to it or for its benefit and intends to vigorously defend the lawsuit.

         Other than the matters set forth above, Foreland is not a party to any material proceeding, and none has been threatened by or, to the best of Foreland's knowledge, against Foreland.

                          ITEM 2. CHANGES IN SECURITIES

         None

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

         None

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

              SEC
Exhibit    Reference
 Number      Number          Title of Document                      Location
---------- ---------- -------------------------------------    -----------------

Item 99               Certifications
---------- ---------- -------------------------------------    -----------------
99.01          99     Certification Pursuant to 18 U.S.C.        This filing
                      Section 1350, as adopted Pursuant to
                      Section  906 of the Sarbanes-Oxley
                      Act of 2002 (Chief Executive Officer)
99.02          99     Certification Pursuant to 18 U.S.C.        This filing
                      Section 1350, as adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of
                      2002 (Chief Financial Officer)

         (b) Reports on Form 8-K: During the quarter ended March 31, 2002, we did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FORELAND CORPORATION


Date: August 23, 2002             By /s/ Bruce C. Decker
                                     -------------------------------------------
                                     Bruce C. Decker, President
                                     (Principal Executive and Financial Officer)