Form 10QSB
period 2002-06-30
FORELAND CORP
filed 2002-08-27
CIK 773326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002


                         Commission File Number 0-14096

                              Foreland Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0422812
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

                              2561 South 1560 West
                                Woods Cross, Utah
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (801) 298-9886
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 20, 2002, issuer had 9,875,894 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                  PART I--FINANCIAL INFORMATION


                                  ITEM 1. FINANCIAL STATEMENTS

                               June 30, 2002 and December 31, 2001

                                      FORELAND CORPORATION
                                         Balance Sheets


                                             ASSETS

                                                                                  June 30,          December 31,
                                                                                    2002                2001
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                                     $           24,493  $                -
   Prepaid expenses                                                                          -               2,165
   Lease sale receivable                                                                     -             121,615
   Other receivable - related party                                                      4,500                   -
   Inventory - pipe                                                                     42,395              42,395
                                                                            ------------------  ------------------

     Total Current Assets                                                               71,388             166,175
                                                                            ------------------  ------------------

LONG-TERM ASSETS

   Office equipment, net                                                                 5,162               3,970
   Unproved oil and gas properties                                                      15,963              20,693
   Deposits                                                                             75,000              75,000
                                                                            ------------------  ------------------

     Total Long-Term Assets                                                             96,125              99,663
                                                                            ------------------  ------------------

     Total Assets                                                           $          167,513  $          265,838
                                                                            ==================  ==================

                   The accompanying notes are an integral part of these financial statements.

                                      FORELAND CORPORATION
                                   Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  June 30,          December 31,
                                                                                    2002                2001
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES

   Checks issued in excess of cash in bank                                  $                -  $           14,721
   Accounts payable                                                                    522,578             547,533
   Notes payable                                                                       600,000             600,000
   Notes payable - related party                                                        36,000              36,000
   Interest payable                                                                     74,100              52,200
   Interest payable - related party                                                      2,286                 720
   Officers' salaries - related parties                                                 37,200              37,200
                                                                            ------------------  ------------------

     Total Current Liabilities                                                       1,272,164           1,288,374
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)

   Convertible preferred stock, $0.001 par value, 5,000,000
     shares authorized; 407,243 shares issued and outstanding                              407                 407
   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 9,875,894 shares issued and outstanding                                 9,876               9,876
   Additional paid-in capital                                                       39,322,891          39,322,891
   Accumulated deficit                                                             (40,437,825)        (40,355,710)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                           (1,104,651)         (1,022,536)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          167,513  $          265,838
                                                                            ==================  ==================

                   The accompanying notes are an integral part of these financial statements.

                                                        3

                                     FORELAND CORPORATION
                                    Statements of Operations
                                           (Unaudited)

                                             For the Three Months Ended           For the Six Months Ended
                                                      June 30,                             June 30,
                                        ----------------------------------  ---------------------------------------
                                               2002             2001                2002                2001
                                        ----------------   ---------------  ------------------  -------------------

REVENUE
   Prospect revenue                     $              -   $         6,840  $                -  $          117,280
   Gain on sale of undeveloped
     leaseholds                                   83,803                 -             114,073                   -
                                        ----------------   ---------------  ------------------  ------------------

       Total Revenue                              83,803             6,840             114,073             117,280
                                        ----------------   ---------------  ------------------  ------------------

EXPENSES

   Oil exploration                                     -            30,524                   -              63,156
   General and administrative                     88,412            26,415             153,513              73,194
   Depreciation and amortization                     699             1,260               1,398               2,520
                                        ----------------   ---------------  ------------------  ------------------

     Total Expenses from
      Operations                                  89,111            58,199             154,911             138,870
                                        ----------------   ---------------  ------------------  ------------------

INCOME (LOSS) BEFORE OTHER
EXPENSE                                           (5,308)          (51,359)            (40,838)            (21,590)
                                        ----------------   ---------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                   273               555                 518               1,171
   Interest expense                              (20,897)          (14,250)            (41,795)            (28,500)
                                        ----------------   ---------------  ------------------  ------------------
     Total Other Income (Expense)                (20,624)          (13,695)            (41,277)            (27,329)
                                        ----------------   ---------------  ------------------  ------------------

NET LOSS                                         (25,932)          (65,054)            (82,115)            (48,919)
   Preferred stock dividend                      (85,680)          (68,250)           (171,360)            (68,250)
                                        ----------------   ---------------  ------------------  ------------------

NET LOSS APPLICABLE
 TO COMMON STOCKHOLDERS                 $       (111,612)  $      (133,304) $         (253,475) $         (117,169)
                                        ================   ===============  ==================  ==================

LOSS PER SHARE
 OF COMMON STOCK                        $          (0.01)  $         (0.01) $            (0.03) $            (0.01)
                                        ================   ===============  ==================  ==================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                            9,875,894         9,742,323           9,875,894           9,742,323
                                        ================   ===============  ==================  ==================


                         The accompanying notes are an integral part of these financial statements.

                                                              4

                                              FORELAND CORPORATION
                                            Statements of Cash Flows
                                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                            --------------------------------------
                                                                                    2002                 2001
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $          (82,115) $          (48,919)
   Depreciation and amortization                                                         1,398               2,520
   Changes in operating assets and liabilities                                         122,522             (57,701)
                                                                            ------------------  ------------------

     Net Cash (Used in) Provided by Operations                                          41,805            (104,100)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                                             (2,590)                  -
                                                                            ------------------  ------------------

     Net Cash Used in Investing Activities                                              (2,590)                  -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                                                -              10,000
   Repayment of cash overdraft                                                         (14,721)                  -
                                                                            ------------------  ------------------

     Net Cash Provided by (Used in) Financing Activities                               (14,721)             10,000
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        24,494            (94,100)

CASH BEGINNING OF PERIOD                                                                     -              98,298
                                                                            ------------------  ------------------

CASH END OF PERIOD                                                          $           24,494  $            4,198
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                   $                -  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

   Options for debt                                                         $                -  $          546,737



                      The accompanying notes are an integral part of these financial statements.

                                                        5

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                             June 30, 2002 and 2001

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of June 30, 2002, Foreland had current assets of $71,388 and current liabilities of $1,272,164, for a working capital deficit of $1,200,776. In addition, as of such date, Foreland had total assets of $167,513 and total liabilities of $1,272,164 for a stockholders' deficit of $1,104,651. As of June 30, 2002, Foreland had an accumulated deficit of approximately $40.4 million.

o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,272,164 in current liabilities as of June 30, 2002, over $600,000 were substantially past due. Payment of an additional $600,000, plus interest, due Petro Source and acquired by CHL has been deferred under Foreland's agreement with CHL. Three creditors with claims aggregating [$458,000] at June 30, 2002, have obtained judgments against Foreland. See Part II,
     Item 1. Legal Proceedings.

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

Results of Operations

         Quarters ended June 30, 2002 and 2001

         During the quarter ended June 30, 2002, Foreland reported revenue of $83,803, resulting principally from the sale of undeveloped leaseholds, which represented a significant increase from the $6,840 received in the previous year, during which Foreland had revenue from the sale of geological and geophysical information and payments related to its Nevada Exploration Agreement with Farakel Company.

         Total expenses from operations were approximately $89,111 for the quarter ended June 30, 2002, as compared to $58,199 during the same period in the preceding fiscal year. The increase during the 2002 interim period is due principally to a $51,997 increase in general and administrative expenses in the three months ended June 30, 2002, as compared to the same period in 2001.

         After accrual of a dividend on preferred stock of $85,680, for the quarter ended June 30, 2002, Foreland reported a net loss applicable to common stockholders of $111,612, as compared to a loss of $133,304 for the quarter ended June 30, 2002. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

         Six Months Ended June 30, 2002 and 2001

         During the six months ended June 30, 2002, Foreland reported revenue of $114,073, resulting from the sale of undeveloped leaseholds, which represented a slight decrease from the $117,280 received in the previous year, during which Foreland had revenue from the sale of geological and geophysical information and payments related to its Nevada Exploration Agreement with Farakel Company.

         Total expenses from operations were approximately $154,911 for the six months ended June 30, 2002, as compared to $138,870 during the same period in the preceding fiscal year. The increase during the 2002 interim period is due principally to a $80,319 increase in general and administrative expenses in the six months ended June 30, 2002, as compared to the same period in 2001, which more than offset the $63,156 decrease in oil exploration expenses in the later period.

         After accrual of a dividend on preferred stock of $171,360, for the six months ended June 30, 2002, Foreland reported a net loss applicable to common stockholders of $253,475, as compared to a loss of $117,169 for the six months ended June 30, 2002. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

Liquidity and Capital Resources

         2002 Activities

         Operating activities provided $41,805 in cash during the six months ended June 30, 2002, as compared to requiring $104,100 in cash required during the same period 2001, principally due to changes in operating assets and liabilities. Investing activities did not materially affect the use of cash during either the quarter's ended March 31, 2002 or 2001. Financing activities required cash of $14,721 in the six months ended June 30, 2002 to cover a bank overdraft, while financing activities provided $10,000 from borrowings in the six months ended June 30, 2001.

         Current and Future Requirements

         As of June 30, 2002, Foreland had current liabilities of $1,272,164, with current assets of only $71,388, for a working capital deficit of $1,200,776. Current liabilities include an aggregate of [$458,000] due on judgments obtained by creditors and a $600,000 note due to CHL as successor to the Petro Source settlement. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

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

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Three trade creditors have judgments against Foreland in the aggregate amount of $445,000 for services and materials provided in connection with its Nevada exploration and drilling activities as follows: Halliburton Energy Services, Inc. by the District Court, Jefferson County, Colorado, in the amount of $53,000; Grant Geophysical Corp. by the United States District Court for the Southern District of Texas, Houston Division, in the amount of $375,000; and Spidle Sales and Service, Inc., by the Eighth Judicial District Court, Uintah County, Utah, in the amount of $17,000.

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

         None

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

             SEC
 Exhibit  Reference
  Number    Number        Title of Document                        Location
---------  --------- ------------------------------------------ ----------------

Item 99              Certifications
---------  --------- ------------------------------------------ ----------------
99.01         99     Certification Pursuant to 18 U.S.C.          This filing
                     Secion 1350, as adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of
                     2002 (Chief Executive Officer)
99.02         99     Certification Pursuant to 18 U.S.C.          This filing
                     Section 1350, as adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of
                     2002 (Chief Financial Officer)

         (b) Reports on Form 8-K: During the quarter ended June 30, 2002, we did not file any reports on Form 8-K.

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