Form 10QSB
period 2002-09-30
FORELAND CORP
filed 2002-11-14
CIK 773326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                         Commission File Number 0-14096

                              Foreland Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 13, 2002, issuer had 9,875,894 shares of issued and outstanding common stock, par value $0.001.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001

                                 Balance Sheets


                                     ASSETS

                                                                               September 30,       December 31,
                                                                                    2002              2001
                                                                                (Unaudited)
                                                                            ------------------  ------------------
CURRENT ASSETS

   Cash                                                                     $            20,80  $                -
   Prepaid expenses                                                                          -               2,165
   Lease sale receivable                                                                     -             121,615
   Inventory - pipe                                                                     42,395              42,395
                                                                            ------------------  ------------------
     Total Current Assets                                                               63,203             166,175
                                                                            ------------------  ------------------
LONG-TERM ASSETS

   Office equipment, net                                                                 4,303               3,970
   Unproved oil and gas properties                                                      15,963              20,693
   Deposits                                                                             75,330              75,000
                                                                            ------------------  ------------------
     Total Long-Term Assets                                                             95,596              99,663
                                                                            ------------------  ------------------
     Total Assets                                                           $          158,799  $          265,838
                                                                            ==================  ==================


                       The accompanying notes are an integral part of these financial statements.

                                              FORELAND CORPORATION
                                           Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               September 30,       December 31,
                                                                                    2002              2001
                                                                                (Unaudited)
                                                                            ------------------  ------------------
CURRENT LIABILITIES

   Checks issued in excess of cash in bank                                  $                -  $           14,721
   Accounts payable                                                                    529,540             547,533
   Notes payable                                                                       600,000             600,000
   Notes payable - related party                                                        30,000              36,000
   Interest payable                                                                     85,050              52,200
   Interest payable - related party                                                          -                 720
   Officers' salaries - related parties                                                 37,200              37,200
                                                                            ------------------  ------------------
     Total Current Liabilities                                                       1,281,790           1,288,374
                                                                            ------------------  ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)

   Convertible preferred stock, $0.001 par value, 5,000,000
     shares authorized; 407,243 shares issued and outstanding                              407                 407
   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 9,875,894 shares issued and outstanding                                 9,876               9,876
   Additional paid-in capital                                                       39,322,891          39,322,891
   Accumulated deficit                                                             (40,456,165)        (40,355,710)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                           (1,122,991)         (1,022,536)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          158,799  $          265,838
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

                                                        3

                                              FORELAND CORPORATION
                                            Statements of Operations
                                                   (Unaudited)



                                             For the Three Months Ended          For the Nine Months Ended
                                                    September 30,                        September 30,
                                        ----------------------------------  --------------------------------------
                                               2002             2001                2002                2001
                                        ----------------   ---------------  ------------------  ------------------
REVENUE

   Prospect revenue                     $              -   $         6,840  $                -  $          117,280
   Gain on sale of undeveloped
     leaseholds                                   68,107                 -             182,180                   -
                                        ----------------   ---------------  ------------------  ------------------
       Total Revenue                              68,107             6,840             182,180             117,280
                                        ----------------   ---------------  ------------------  ------------------

EXPENSES

   Oil exploration                                     -            30,524                   -              63,156
   General and administrative                     65,209            26,415             218,722              73,194
   Depreciation and amortization                     859             1,260               2,257               2,520
                                        ----------------   ---------------  ------------------  ------------------
     Total Expenses from
      Operations                                  66,068            58,199             220,979             138,870
                                        ----------------   ---------------  ------------------  ------------------
INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSE)                                  2,039           (51,359)            (38,799)            (21,590)
                                        ----------------   ---------------  ------------------  ------------------
OTHER INCOME (EXPENSE)

   Interest income                                   330               555                 848               1,171
   Interest expense                              (20,709)          (14,250)            (62,504)            (28,500)
                                        ----------------   ---------------  ------------------  ------------------
     Total Other Income (Expense)                (20,379)          (13,695)            (61,656)            (27,329)
                                        ----------------   ---------------  ------------------  ------------------

NET LOSS                                         (18,340)          (65,054)           (100,455)            (48,919)

   Preferred stock dividend                      (85,680)          (68,250)           (257,040)            (68,250)
                                        ----------------   ---------------  ------------------  ------------------
NET LOSS APPLICABLE
 TO COMMON STOCKHOLDERS                 $       (104,020)  $      (133,304) $         (357,495) $         (117,169)
                                        ================   ===============  ==================  ==================
LOSS PER SHARE
 OF COMMON STOCK                        $          (0.01)  $         (0.01) $            (0.04) $            (0.01)
                                        ================   ===============  ==================  ==================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                            9,875,894         9,742,323           9,875,894           9,742,323
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

                                                       4

                                              FORELAND CORPORATION
                                            Statements of Cash Flows
                                                   (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                            --------------------------------------
                                                                                    2002                 2001
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $         (100,455) $          (48,919)
   Depreciation and amortization                                                         2,257               2,520
   Changes in operating assets and liabilities                                         142,317             (57,701)
                                                                            ------------------  ------------------
     Net Cash Provided by (Used in) Operations                                          44,119            (104,100)
                                                                            ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                                             (2,590)                  -
                                                                            ------------------  ------------------
     Net Cash Used in Investing Activities                                              (2,590)                  -
                                                                            ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                                                -              10,000
   Repayment of note payable                                                            (6,000)                  -
   Repayment of cash overdraft                                                         (14,721)                  -
                                                                            ------------------  ------------------
     Net Cash Provided by (Used in) Financing Activities                               (20,721)             10,000
                                                                            ------------------  ------------------
INCREASE (DECREASE) IN CASH                                                             20,808            (94,100)

CASH, BEGINNING OF PERIOD                                                                    -              98,298
                                                                            ------------------  ------------------
CASH, END OF PERIOD                                                         $           20,808  $            4,198
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                   $            2,880  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

   Options for debt                                                         $                -  $          546,737

                   The accompanying notes are an integral part of these financial statements.

                                                     5

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           September 30, 2002 and 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include seeking additional capital and pursuing its oil exploration through funding by outside investors. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

         o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of September 30, 2002, Foreland had current assets of $63,203 and current liabilities of $1,281,790, for a working capital deficit of $1,218,587. In addition, as of such date, Foreland had total assets of $158,799 and total liabilities of $1,281,790 for a stockholders' deficit of $1,122,991. As of September 30, 2002, Foreland had an accumulated deficit of approximately $40.5 million.

         o Many of Foreland's Obligations Are Substantially Past Due. Of Foreland's $1,281,790 in current liabilities as of September 30, 2002, over $682,000 were substantially past due. Payment of an additional $600,000, plus interest, due Petro Source and acquired by CHL has been deferred under Foreland's agreement with CHL. Three creditors with claims aggregating $458,000 at September 30, 2002, have obtained judgments against Foreland. See Part II, Item 1. Legal Proceedings.

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

Results of Operations

         Quarters ended September 30, 2002 and 2001

         During the quarter ended September 30, 2002, Foreland reported revenue of $68,107, resulting principally from the sale of undeveloped leaseholds, which represented a significant increase from the $6,840 received in the previous year, during which Foreland had revenue from the sale of geological and geophysical information and payments related to its Nevada Exploration Agreement with Farakel Company.

         Total expenses from operations were approximately $66,068 for the quarter ended September 30, 2002, as compared to $58,199 during the same period in the preceding fiscal year. The increase during the 2002 interim period is due principally to a an increase in general and administrative expenses in the three months ended September 30, 2002, as compared to the same period in 2001.

         After accrual of a dividend on preferred stock of $85,680, for the quarter ended September 30, 2002, Foreland reported a net loss applicable to common stockholders of $104,020, as compared to a loss of $133,304 for the quarter ended September 30, 2002. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

         Nine Months Ended September 30, 2002 and 2001

         During the nine months ended September 30, 2002, Foreland reported revenue of $182,180, resulting from the sale of undeveloped leaseholds, which represented a slight decrease from the $117,280 received in the previous year, during which Foreland had revenue from the sale of geological and geophysical information and payments related to its Nevada Exploration Agreement with Farakel Company.

         Total expenses from operations were approximately $220,979 for the nine months ended September 30, 2002, as compared to $138,870 during the same period in the preceding fiscal year. The increase during the 2002 interim period is due principally to an increase in general and administrative expenses in the nine months ended September 30, 2002, as compared to the same period in 2001, which more than offset the $63,156 decrease in oil exploration expenses in the later period.

         After accrual of a dividend on preferred stock of $257,040 [Why so high?/Explain], for the nine months ended September 30, 2002, Foreland reported a net loss applicable to common stockholders of $357,495, as compared to a loss of $117,169 for the nine months ended September 30, 2001. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

Liquidity and Capital Resources

         2002 Activities

         Operating activities provided $44,119 in cash during the nine months ended September 30, 2002, as compared to requiring $104,100 in cash required during the same period 2001, principally due to changes in operating assets and liabilities. Investing activities did not materially affect the use of cash during either of the nine-month periods ended September 30, 2002 or 2001. Financing activities required cash of $20,721 in the nine-months ended September 30, 2002, to cover a bank overdraft and repay a note payable, while financing activities provided $10,000 from borrowings in the nine months ended September 30, 2001.

         Current and Future Requirements

         As of September 30, 2002, Foreland had current liabilities of $1,281,790, with current assets of only $63,203, for a working capital deficit of $1,218,587. Current liabilities include an aggregate of $458,000 due on judgments obtained by creditors and a $600,000 plus interest, note due to CHL as successor to the Petro Source settlement. Foreland will seek to negotiate the continued forbearance, compromise, partial forgiveness, extension or other resolution of all or a portion of the above claims. Nevertheless, Foreland expects that a significant amount of cash will be required to reach any accommodation with these creditors. Foreland cannot assure that it will be successful in its efforts to reach a satisfactory resolution of these claims or raise the cash required to pay any amounts that may be agreed to.

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

         Foreland is currently seeking additional capital through the sale of securities to fund compromises of claims of creditors as well as future operations. Any such sales to obtain the capital required would substantially dilute the interests of current stockholders.

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

                         ITEM 3. CONTROLS AND PROCEDURES

         Foreland maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Foreland's board of directors provides oversight to its financial reporting process.

         Within the 90-day period prior to the date of this report, Foreland evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Foreland's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to Foreland required to be included in this quarterly report on Form 10-QSB.

         There have been no significant changes in Foreland's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

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

         On April 3, 2002, Foreland filed its answer to the complaint in the matter entitled Royal Surplus Lines Insurance v. Foreland Corporation, Gallagher-Braniff, Inc., and John Does, civil no. 1:02CV00022J, filed in the United States District Court for the District of Utah. Royal Surplus Lines Insurance seeks to recover a $100,000 payment allegedly made by mistake pursuant to an insurance policy issued to Foreland. Foreland asserted that the payment was not made to it or for its benefit. Upon Foreland's motion, this claim against Foreland has been dismissed with prejudice.

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

                            ITEM 5. OTHER INFORMATION

         None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following exhibits are included as part of this report at the location indicated:

            SEC
Exhibit  Reference
 Number    Number            Title of Document                      Location
---------  -------- --------------------------------------------- --------------
Item 99             Certifications
---------  -------- --------------------------------------------- --------------
99.01        99     Certification Pursuant to 18 U.S.C. Section     This filing
                    1350,  as adopted Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002
                    (Chief Executive Officer)
99.02        99     Certification Pursuant to 18 U.S.C. Section     This filing
                    1350,  as adopted Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002
                    (Chief Financial Officer)

         (b) Reports on Form 8-K: During the quarter ended September 30, 2002, we did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FORELAND CORPORATION


Date: November 14, 2002           By /s/ Bruce C. Decker
                                     -------------------------------------------
                                     Bruce C. Decker, President
                                     (Principal Executive and Financial Officer)

                                  CERTIFICATION

         I, Bruce C. Decker, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Foreland Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Bruce C. Decker
--------------------------------
Bruce C. Decker
Principal Executive Officer

                                  CERTIFICATION

         I, Bruce C. Decker, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Foreland Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Bruce C. Decker
----------------------------
Bruce C. Decker
Principal Financial Officer