Form 10KSB
period 2003-12-31
FORELAND CORP
filed 2004-07-28
CIK 773326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               ANNUAL REPORT UNDER
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        Commission File Number 000-14906

                              Foreland Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Nevada                                  87-0422812
     --------------------------------                -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

               2201 Civic Center, Suite 1014
                      Amarillo, Texas                       79109
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

                                  806-356-0727
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
            None                                        None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         Preferred Stock Purchase Rights
                        --------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  None.

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of July 20, 2004, there were no recent quotations for the issuer's common stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 20, 2004, issuer had 9,875,894 shares of issued and outstanding common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

  Item                             Description                              Page

                                     Part I
               Special Note on Forward-Looking Statements.................   1
Items 1 and 2  Description of Business and Property.......................   1
Item 3         Legal Proceedings..........................................   7
Item 4         Submission of Matters to a Vote of Security Holders........   7

                                     Part II
Item 5         Market for Common Equity and Related Stockholder Matters...   8
Item 6         Management's Discussion and Analysis or Plan of Operation..   9
Item 7         Financial Statements.......................................  12
Item 8         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................  12
Item 8A        Controls and Procedures....................................  12

                                    Part III
Item 9         Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act.......................        13
Item 10        Executive Compensation.....................................  14
Item 11        Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...............  15
Item 12        Certain Relationships and Related Transactions.............  15
Item 13        Exhibits and Reports on Form 8-K...........................  16
Item 14        Principal Accountant Fees and Services.....................  17
               Signatures.................................................  18

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "may," "should," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe Foreland's future strategic plans, goals or objectives are also forward-looking statements.

         The forward-looking information is based on present circumstances and on Foreland's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they appear in this report. Foreland assumes no obligation to update such forward-looking statements or to update reasons that actual results could differ materially from those anticipated in such forward-looking statements.

                                OIL AND GAS TERMS

         All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report.

               ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY

Summary History

         Foreland Corporation was organized in 1985 to undertake oil and gas exploration in Nevada. It drilled a number of wells in the successive years, but none established substantial production or reserves. In 1993 and 1994, Foreland purchased producing properties in Eagle Springs, Nevada, and in 1998, purchased from Petro Source Corporation crude oil and asphalt refining, processing and storage assets and operations and related transportation equipment in Nevada and Salt Lake City, Utah, and commenced production and marketing of gasoline, diesel and other specialty products. Foreland partially financed the purchase of the refining, processing and storage facilities and transportation equipment, as well as drilling, geophysical work and administrative expenses, with borrowings secured with Foreland's producing properties and the assets purchased. Foreland was unable to meet its repayment obligations, and in early 2000, it surrendered to the lender the encumbered assets in compromise and payment of the balance due. In addition, in March 2000, Petro Source initiated litigation against Foreland for breach of its obligations to Petro Source related to the purchase of the refining, processing and storage facilities and transportation equipment. In settling this litigation in January 2001, Foreland issued to Petro Source a $600,000 promissory note secured by 4.0 million shares of Foreland common stock.

         As a result of the foregoing, by the end of 2001, Foreland had no operations or revenues and had substantial accumulated past due obligations. Three unaffiliated trade creditors had judgments against Foreland aggregating approximately $444,000, plus costs and interest. Foreland's assets consisted only of nonproducing, leasehold interests in unexplored acreage in Nevada and a related exploration geological and geophysical database. Foreland's activities since 2001 have been focused on preserving its corporate existence, seeking the forbearance of its creditors, and seeking to advance exploration opportunities on its retained leased acreage.

         Foreland's efforts to stave off creditors while it obtained funding for its activities have been unsuccessful, and on June 18, 2004, it sought protection from its creditors in order to reorganize under Chapter 11 of the Bankruptcy Code, as discussed below.

Overview

         In December 2001, with no income and a substantial working capital deficit, Foreland negotiated an agreement for urgently needed funding with Colour Holdings, Ltd., or CHL, an unaffiliated U.K. trust. Under the agreement dated March 8, 2002, effective as of December 28, 2001, CHL paid $55,000 at closing and agreed to pay or reimburse Foreland for costs to be incurred during 2002 for lease rentals on retained leases of up to $60,000 and up to $155,000 for general and administrative costs. In exchange for this funding, Foreland sold to CHL Foreland's geological and geophysical database and leases on approximately 85% of its gross acreage in Nevada on which Foreland had identified three exploration prospects as well as a license for access to Foreland's retained geological and geophysical database, with Foreland retaining the option to reacquire the sold assets in consideration of the issuance of 34% of its common stock to CHL and repayment of the funds advanced by CHL in a reasonable period. CHL also had the option to reconvey to Foreland the purchased assets in consideration of 34% of Foreland's common stock and a promissory note for repayment of the cash amounts paid by CHL to Foreland. The options of Foreland and CHL expired without being exercised. A total of $270,000 had been advanced by CHL under this agreement as of December 31, 2002.

         During 2002 and 2003, Foreland had no funds with which to pay ongoing general and administrative expenses or to complete its required reports for filing with the Securities and Exchange Commission. During this period, Foreland had no employees, and its officers and directors served without compensation as they sought to organize an exploration program with third-party participants that would provide required financing to drill a prospect on its retained approximately 2,240 gross (2,240 net) nonproducing acres in Nevada. Foreland has been unable to arrange participation to undertake such an exploration program, but is continuing its efforts to do so.

         In separate transactions to which Foreland was not a party, but which involve Foreland as a creditor or involve ownership of Foreland's securities:

                  (a) Under an agreement dated as of January 14, 2002, and executed January 23, 2002, but effective as of December 29, 2001, CHL acquired from Petro Source Corporation, Foreland's $600,000 note due Petro Source, with the 4.0 million shares of Foreland common stock held as collateral, and 863,602 shares of Foreland common stock and agreed not to foreclose on the collateral during the period of its agreement with Foreland. In additional transactions not involving Foreland, in late 2002 and early 2003, CHL purchased from Grant Geophysical Corp. its receivable and related judgment against Foreland for $338,000, plus interest at 18% per annum from December 31, 1998, and $33,000 in attorney's fees.

                  (b) On February 29, 2004, CHL's affiliate, Colour Corporation U.S., a Delaware corporation, purchased from 2N Company, LLC, an affiliate of Foreland's then-director Alex Nazarenko, 2,000 shares of 1998 Series Convertible Preferred Stock convertible into 333,333 shares of common stock that 2N Company had previously purchased in an arm's-length transaction from Foreland's principal secured creditor to which Foreland had surrendered its Nevada producing properties and crude oil and asphalt processing, transportation and marketing assets and operations in 2000.

                  (c) On March 1, 2004, CHL and Colour Corporation U.S. sold to Riata Energy, Inc.:

                           (i) 2,000 shares of 1998 Series Convertible Preferred Stock convertible into 333,333 shares of common stock;

                           (ii) the Grant Geophysical Corp. receivable and related judgment against Foreland for $338,000, plus interest at 18% per annum from December 31, 1998, and $33,000 in attorney's fees; and

                           (iii) Foreland's $600,000 note due Petro Source, secured by 4.0 million shares of Foreland common stock.

Foreland is advised that in connection with the foregoing transactions, Colour Corporation U.S. and Riata Energy entered into exploration agreements related to Nevada drilling prospects on leaseholds formerly held by Foreland and sold by it to CHL under the agreement dated March 8, 2002, effective as of December 28, 2001, discussed above.

         As a result of the foregoing transactions, Riata Energy became Foreland's principal creditor. In order to enable Foreland to complete certain of its stockholder and regulatory reporting obligations, in March 2004, Riata Energy agreed to loan Foreland up to $150,000 for operating expenses, exploration prospect marketing, professional fees, salary obligations, governmental filing fees, and related expenses and paid $25,000 for the first right of refusal to purchase Foreland's retained geological and geophysical database for the longer of three years or the date the loan from Riata Energy is repaid. The loan is secured by liens on Foreland's retained interest in its Nevada geological and geophysical database, furniture, fixtures and other tangible and intangible assets and is repayable, with interest at the prime interest rate plus two percentage points, on or before June 11, 2004. In connection with funding of this loan, Foreland relocated its offices to facilities to Amarillo, Texas, accelerated and broadened its efforts to sponsor an exploration project on its retained leaseholds in Nevada, and undertook the completion of its financial statements and other information for inclusion in stockholder and regulatory reports for the year ended December 31, 2003, and subsequent periods.

         Foreland's current financial condition can be summarized as follows:

         o Foreland Has Substantial Working Capital and Stockholders' Deficits. As of December 31, 2003, Foreland had current assets of $42,839 and current liabilities of $1,463,507, for a working capital deficit of $1,420,668. In addition, as of such date, Foreland had total assets of $105,835 and total liabilities of $1,463,507, for a stockholders' deficit of $1,357,672. As of December 31, 2003, Foreland had an accumulated deficit of $40.7 million.

         o        Many of Foreland's Obligations Are Substantially Past Due.
                  Essentially all of Foreland's $1,463,507 in current liabilities as of December 31, 2003, were substantially past due. Of such amount, approximately $578,531 are payable under judgments. See Item 3. Legal Proceedings.

         o Foreland Has No Revenue or Cash. Other than a fixed amount of funds advanced by Riata Energy, most of which have now been expended, Foreland has little cash or other financial resources and no revenue from operations or other activities, but must rely on raising additional capital to pay its obligations.

         o Foreland Has Very Limited Assets on which To Base a Financial Recovery. Foreland's remaining assets consist of unexplored oil and gas leases in Nevada on which Foreland has identified a potential exploration target and a related geological and geophysical database.

         o Foreland's Audit Report for the Year Ended December 31, 2003, Contains a Going Concern Explanatory Paragraph. Foreland's independent auditor's report on the December 31, 2003 financial statements, as for preceding fiscal years, contains an explanatory paragraph that indicates there is substantial doubt as to Foreland's ability to continue as a going concern.

         o It Is Unlikely There Will Be Value Attributable to Common Stock after Meeting the Claims of Creditors and the Holders of Preferred Stock. In addition to Foreland's stockholder's deficit of $1,357,672 as of December 31, 2003, holders of preferred stock have aggregate preferences on distributions in liquidation of approximately $4,261,566, so it is unlikely that there is or will be any value attributable to the holders of common stock of Foreland.

See Item 6. Management's Discussion and Analysis or Plan of Operations and Foreland's financial statements.

Chapter 11 Reorganization or Possible Liquidation

         Notwithstanding its efforts, Foreland was unable to complete any arrangement for funding the exploration of its retained exploration prospect or for other funding. It was unable to repay its recent loan to Riata Energy when it became due on June 11, 2004, and Riata Energy demanded payment. In order to prevent the initiation of collection by Riata Energy or other creditors, on June 18, 2004, Foreland filed a petition in U.S. Bankruptcy Court, Northern District of Texas, Amarillo Division, Case No. 04-20762-RLJ-11, seeking reorganization under Chapter 11 of the Bankruptcy Code. Foreland intends to propose a plan of reorganization to satisfy its obligations to secured creditors through the issuance of new common stock or other securities. As part of this plan, Foreland is continuing efforts to seek industry or financial participants to drill its Nevada exploration prospect as a possible source of funds for continuation. Foreland cannot assure that it will be able to propose or implement any reorganization plan or that it will not be liquidated. In any event, in view of the value of Foreland's retained assets as compared to the amount of Foreland's obligations to creditors and the $4,261,566 aggregate preference on liquidation of the issued and outstanding preferred stock as of December 31, 2003, Foreland anticipates that there will be no value attributable to its existing common stock, which may be extinguished in the plan of reorganization that it proposes. Accordingly, Foreland expects that any reorganization plan under Chapter 11 would extinguish the rights of the existing common stockholders and that any liquidation would not result in any distribution to the existing common stockholders.

Principal 2002-2003 Activities

         Foreland's 2002-2003 activities centered on settling litigation, drilling the Hay Ranch, Nevada prospect, and seeking other industry partners to drill prospects in a frontier area in a highly-competitive market. Continuing shortages of working capital, Foreland's precarious financial condition, and the unexpected withdrawal of an unrelated exploration firm from its option drilling hampered Foreland's efforts throughout the year. Notwithstanding these overriding problems during 2002 and 2003, Foreland did accomplish the following activities:

                  (1) secured funding to maintain its leasehold position;

                  (2) convinced its creditors to continue to forebear from collection efforts;

                  (3) continued to seek drilling participants for proposed exploration ventures;

                  (4) in 2003, identified an additional prospect on its leasehold acreage;

                  (5) preserved its authority to act as operator by maintaining its Nevada Reclamation Bonds; and

                  (6) sold its Tomera Ranch oil well and water disposal well, avoiding pledging, abandoning and site reclamation responsibilities.

Nevada Exploration

         Since its formation, Foreland has developed a comprehensive database of geological and geophysical data pertaining to Nevada. The database was assembled under the guidance of Dr. Grant Steele and consists of 50,000 square miles of geologic mapping; 6,000 square miles of detailed gravity data; 15,000 square miles of air photo and satellite data; 1,400 line miles of two-dimensional, or 2-D, seismic data; and 46 square miles of three-dimensional, or 3-D, seismic data. Foreland believes that Nevada is well suited to the application of 3-D data, due to the complexity of geological structures. Conventional 2-D seismic data had proven to be inadequate to properly image most subsurface structures in the region. These structures can be extremely large vertically, with up to 3,000 feet differences in the subsurface depth, but very small in aerial extent. Foreland's strategy of developing a comprehensive database and applying 3-D technology was confirmed with Foreland's discovery of the Ghost Ranch field in July 1996. As noted above, as of the date of this report, Foreland has granted Colour Corporation U.S. a license to use this database and has granted Riata Energy an option to purchase this database.

         Foreland currently leases approximately 2,240 gross (2,240 net) nonproducing acres in Nevada. Prior to 1999, Foreland had developed a five-year, 3-D-defined exploration and exploitation program.

Drilling Activities

         During the last two fiscal years, Foreland did not participate in any exploratory or development wells.

Title to Property

         Foreland's working interests are held pursuant to leases from third parties. Foreland performs only a minimal title investigation before acquiring undeveloped properties, and a title opinion is typically obtained shortly before the commencement of drilling operations. Foreland has obtained other documentary confirmation of title on its property and believes that it has satisfactory title to such property. Foreland's property is subject to customary royalty interests, liens for current taxes, and other common burdens that Foreland believes do not materially interfere with the use of such property and whose economic effect has been appropriately reflected in Foreland's acquisition costs of such property.

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

         In order to lessen the effects of these hazards, generally the operator of wells in which Foreland participates is required to purchase and pay for insurance against risks customarily insured against in the oil and gas industry by others conducting similar activities. Because of its shortage of funds, Foreland does not now and in the future may not be able to maintain general liability insurance for oil industry activities. Even if Foreland were to maintain general coverage, no exploration company is generally insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on the insurance policy, or other factors. Insurance that Foreland may purchase will not cover every potential risk associated with the exploration, drilling and production of oil. In particular, coverage is not available for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a materially adverse effect on Foreland. Moreover, no assurance can be given that adequate insurance will be available at reasonable rates or that Foreland or the operators of wells in which Foreland owns an interest will elect to maintain certain types or amounts of insurance.

         Foreland's activities are subject to periodic interruptions due to weather conditions, which may be quite severe at various times of the year. Periods of heavy precipitation make travel to exploration or drilling locations difficult and/or impossible, while extremely cold temperatures limit or interrupt drilling, pumping and/or production activities or increase operating costs.

Employee/Consultant

         As of December 31, 2003, Foreland had one consultant, its president, who is also a director.

Facilities

         Foreland's rents an office at 2201 Civic Center, Suite 1014, Amarillo, Texas 79109. Foreland's database is now located at the offices of Great Basin Exploration Consultants at 143 Union, Suite 230, Lakewood, Colorado 80228. The facilities are adequate for Foreland's current and foreseeable needs.

                            ITEM 3. LEGAL PROCEEDINGS

         Three trade creditors have judgments against Foreland for services and materials in the aggregate amount of $445,000, provided in connection with its Nevada exploration and drilling activities as follows: Halliburton Energy Services, Inc., by the District Court, Jefferson County, Colorado, in the amount of $53,000; Grant Geophysical Corp., by the United States District Court for the Southern District of Texas, Houston Division, in the amount of $375,000, plus attorney's fees; and Spidle Sales and Service, Inc., by the Eighth Judicial District Court, Uintah County, Utah, in the amount of $17,000. As of December 31, 2003, the aggregate amount due under these judgments was approximately $578,531.

         As noted above, on June 18, 2004, Foreland filed a petition in U.S. Bankruptcy Court, Northern District of Texas, Amarillo Division, Case No. 04-20762-RLJ-11, seeking reorganization under Chapter 11 of the Bankruptcy Code.

         Other than the matters set forth above, Foreland is not a party to any material proceeding, and none has been threatened by or, to the best of Foreland's knowledge, against Foreland.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during calendar years 2002 and 2003.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         Foreland's common stock is quoted from time to time on the Nasdaq Stock Market OTC Bulletin Board, or OTCBB, under the symbol "FORL." The following table sets forth the high and low closing bid information for Foreland's common stock as reported on the OTCBB for the periods indicated, based on interdealer transactions, without retail markup, markdown, commissions or adjustments (which may not reflect actual retail transactions):

                                                            Common Stock
                                                      --------------------------
                                                            High        Low
                                                      ------------ -------------
2004:
    Third Quarter (through July 20, 2004)..........       $0.010     $0.010
    Second Quarter.................................        0.015      0.007
    First Quarter..................................        0.007      0.003

2003:
    Fourth Quarter.................................        0.007      0.001
    Third Quarter .................................        0.016      0.001
    Second Quarter.................................        0.003      0.002
    First Quarter..................................        0.005      0.003

2002:
    Fourth Quarter.................................        0.0101     0.0006
    Third Quarter .................................        0.0052     0.0050
    Second Quarter.................................        0.0200     0.0050
    First Quarter..................................        0.0160     0.0050

         The common stock trades very infrequently.

         As of December 31, 2001, Foreland had outstanding vested options held by present and former officers, directors and employees to purchase up to an aggregate of 392,404 shares of common stock with a weighted average exercise price of $2.79 per share. Options to purchase a total of 94,000 shares contain a provision that, on exercise, the holder is granted a new option covering the number of shares for which the prior option was exercised, with the exercise price of the new option fixed at the then fair market value of the common stock. In addition, Foreland has shares of outstanding preferred stock that are convertible into common stock and has agreed to grant warrants to purchase common stock on conversion of certain of such preferred stock. The existence of such options, warrants and preferred stock may prove to be a hindrance to future financing by Foreland, and the exercise of options and warrants and conversion of preferred stock may further dilute the interests of the stockholders. The possible future issuances of common stock on the exercise of options and warrants or the conversion of preferred stock could adversely affect the prevailing market price of Foreland's common stock. Further, the holders of options and warrants may exercise them at a time when Foreland would otherwise be able to obtain additional equity capital on terms more favorable to Foreland.

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

Equity Compensation Plan Information

         Foreland has the following plans under which its equity securities are authorized for issuance:

                                                                                             Number of securities
                                                                                             available for future
                                                                                             issuance under equity
                                Number of securities to be    Weighted average exercise       compensation plans
        Plan Category             issued upon exercise of       prices of outstanding        (excluding securities
                                    outstanding options                options             reflected in column (a))
                                            (a)                           (b)                            (c)
Equity compensation plans
  approved by shareholders...                  --                           --                            --

Equity compensation plans not
  approved by security holders
                                            192,404                       0.50                            --
                                            -------                                                     ----
    Total..................                 192,404                                                       --

         On the exercise of certain of the above options to purchase 94,000 shares, Foreland is obligated to issue a new five-year option with an exercise price equal to the market price of the common stock as of the date of exercise.

Unregistered Sales of Securities

         During the years ended December 31, 2002 and 2003, Foreland did not sell any securities without registration under the Securities Act of 1933.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         2003 and 2002

         During the years ended December 31, 2003 and 2002, Foreland had no revenue.

         Total expenses from operations were approximately $102,302 for the year ended December 31, 2003, as compared to $291,199 for the year ended December 31, 2002. The $188,897 decline in general and administrative expenses in 2003 as compared to 2002 was attributable to the higher 2002 costs associated with seeking exploration and financial participants for Foreland's Nevada exploration, identifying exploration targets, marketing projects and related professional fees. Such activities were sharply curtailed in 2003 due to shortages of funds.

         During the year ended December 31, 2002, other income of $138,263 was principally the result of a gain on sale of leaseholds of $207,402, which more than offset $88,780 of interest expenses. In 2003, interest expense on trade accounts and judgment payables continued, without any gain from the sale of leaseholds. After accrual of a dividend on preferred stock of $383,846 and $342,720 for the years ended December 31, 2003 and 2002, respectively, Foreland reported a net loss applicable to common stockholders of approximately $566,046 and $495,653 for 2003 and 2002, respectively. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

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

         During the year ended December 31, 2001, the costs before extraordinary item of approximately $291,000 was partially offset by a gain of $110,000 resulting from the forgiveness of indebtedness, for a net loss of approximately $182,000 for the year ended December 31, 2001, which, after accruing a preferred stock dividend of $306,000, resulted in a net loss applicable to common stockholders of approximately $488,000. During the preceding fiscal year, the net loss before extraordinary operations of $171,000 was more than offset by a $4,469,000 gain on foreclosure of assets and a related loss from discontinued operations of $1,126,000, all associated with the voluntary surrender of Foreland's producing properties and crude oil, refining, transportation and marketing assets during the year, which resulted in a net income of $3,172,000. After accrual of a dividend on preferred stock of $273,000, for the year ended December 31, 2001, Foreland reported a net income applicable to common stockholders of approximately $2,899,000. The dividend on preferred stock is accrued for financial reporting purposes, but not paid.

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

         As part of Foreland's evaluation of its oil and gas reserves in connection with the preparation of Foreland's annual financial statements, Foreland typically completes an engineering evaluation of its properties based on current engineering information, oil and gas prices, and production costs, which may result in material changes in the total undiscounted net present value of Foreland's oil and gas reserves resulting in an impairment allowance as discussed above. Due to the surrender of virtually all of its producing properties in 2002, Foreland has not completed an engineering evaluation since 2000. See Items 1 and 2. Description of Business and Property.

         Certain Costs

         The costs of exploring, drilling, producing and transporting are higher in the geological province targeted by management than they would be in a more fully-developed oil producing area. Access roads to drilling targets over relatively long distances frequently have to be completed and drilling equipment and services typically must be brought in from considerable distances.

Liquidity and Capital Resources

         2003 Activities

         Foreland's operating activities used net cash of $2,110 in 2003, as $178,372 in changes in operating assets and liabilities nearly offset the $182,200 net loss. Investing and financing activities neither used nor provided material cash.

         Current and Future Requirements

         As of December 31, 2003, Foreland had current liabilities of $1,463,507, almost all of which were currently or substantially past due, with current assets of only $42,839, for a working capital deficit of $1,420,668. Current liabilities include an aggregate of $578,531 due on judgments obtained by creditors and a $600,000 note past due.

         Chapter 11 Reorganization or Possible Liquidation

         Notwithstanding its efforts, Foreland was unable to complete any arrangement for funding the exploration of its retained exploration prospect or for other funding. It was unable to repay its recent loan to Riata Energy when it became due on June 11, 2004, and Riata Energy demanded payment. In order to prevent the initiation of collection by Riata Energy or other creditors, on June 18, 2004, Foreland filed a petition in U.S. Bankruptcy Court, Northern District of Texas, Amarillo Division, Case No. 04-20762-RLJ-11, seeking reorganization under Chapter 11 of the Bankruptcy Code. Foreland intends to propose a plan of reorganization to satisfy its obligations to secured creditors through the issuance of new common stock or other securities. As part of this plan, Foreland is continuing efforts to seek industry or financial participants to drill its Nevada exploration prospect as a possible source for funds for continuation. Foreland cannot assure that it will be able to propose or implement any reorganization plan or that it will not be liquidated. In any event, in view of the value of Foreland's retained assets as compared to the amount of Foreland's obligations to creditors and the $4,261,566 aggregate preference on liquidation of the issued and outstanding preferred stock as of December 31, 2003, Foreland anticipates that there will be no value attributable to its existing common stock, which may be extinguished in the plan of reorganization that it proposes. Accordingly, Foreland expects that any reorganization plan under Chapter 11 would extinguish the rights of the existing common stockholders and that any liquidation would not result in any distribution to the existing common stockholders.

Inflation

         Foreland's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. Foreland's oil exploration and production activities are generally affected by prevailing sales prices for oil and the recent significant increases in oil prices have caused some additional interest in Foreland's drilling prospect.

                          ITEM 7. FINANCIAL STATEMENTS

         Foreland's financial statements, including the auditor's report, are included beginning at page F-1 immediately following the signature page of this report.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                        ITEM 8A. CONTROLS AND PROCEDURES

         Foreland maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Foreland's board of directors provides oversight to its financial reporting process.

         Within the 90-day period prior to the date of this report, Foreland evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Foreland's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to Foreland required to be included in this annual report on Form 10-KSB.

         There have been no significant changes in Foreland's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                                    PART III

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

                                    Director                     Business Experience during Past
            Name              Age     Since                      Five Years and other Information
 ---------------------------- ----- ---------- ---------------------------------------------------------------------
 Bruce C. Decker               53     1994     President of Foreland  since 2001.  Officer and director of Foreland
                                               since  1994.   Officer  of  Colour   Corporation  U.S.  since  2003.
                                               Received  bachelor's  degree  in  finance  and  management  from the
                                               University of Utah in 1973.

 Grant Steele                  80     1985     Co-founder   and  chairman.   Executive   officer  and  chairman  of
                                               Foreland  since   organization   in  1985.   Employed  by  Gulf  Oil
                                               Corporation   from  1953  to  1983.   From   1973  to  1980,   Chief
                                               Geologist--U.S.  for Gulf  Oil.  Graduated  from the  University  of
                                               Utah,  Salt Lake  City,  Utah,  in 1949  with  bachelor  of  science degree.  Earned his  doctorate  in geology  from the  University  of
                                               Washington in 1959. Certified  professional  geologist and an active member of the American  Association of Petroleum Geologists (awarded a  distinguished  service  award in 1984),  the  Houston  Geological
                                               Society,   and  the   Society  of   Economic   Paleontologists   and
                                               Mineralogists.

Clement A. Nelson              68     2004     Appointed to fill vacancy  created by  resignation of Alex Nazarenko in January 2004.  President of American  Phoenix,  Inc.  since 1992.
                                               Partner in 2N Company,  a private  investment and management company of Minneapolis,  which purchased  E.I.F.'s  Foreland  securities and participated in drilling the Hay Ranch prospect.

         Alex Nazarenko resigned as a director in January 2004.

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

Code of Ethics

         We have not adopted a code of ethics because of our recent filing of a petition seeking reorganization under Chapter 11 of the Bankruptcy Code and the resulting requirement that we conduct our activities in accordance with its requirements and supervision.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth the annual and long-term compensation earned by, awarded to, or paid to the chief executive officer of Foreland for all services rendered in all capacities to Foreland and its subsidiaries during the last fiscal year. No executive officer of Foreland received aggregate compensation of $100,000:

                                                                        Long-Term Compensation
                                                                 --------------------------- ----------
                                      Annual Compensation                  Awards             Payouts
                                 ------------------------------- --------------------------- ----------
         (a)              (b)       (c)       (d)        (e)         (f)           (g)          (h)        (i)
                                                      Other                     Securities
                        Year                          Annual      Restricted    Underlying   Award      All Other
                        Ended                         Compen-       Stock        Options/    Plan        Compen-
  Name and Principal    Dec.      Salary     Bonus    sation       Award(s)        SARs      Payouts      sation
       Position           31        ($)       ($)        ($)         ($)           (#)          ($)        ($)
----------------------- -------- ---------- --------- ---------- ------------- ------------- ---------- -----------
Bruce C. Decker          2003    $80,500(1)    --       --           --                 --      --        $3,500(2)
President (CEO)          2002     80,500       --       --           --                 --      --           --
                         2001     83,000       --       --           --         169,506/--      --           --

------------------
(1) Accrued, but unpaid.
(2) Consultant fees paid in cash.

No Employment Agreements

         Foreland has no employment or consulting agreements. Foreland pays Mr. Decker on a month-to-month basis, subject to available cash.

Directors' Compensation

         Foreland does not pay fees to its directors.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of June 8, 2004, the outstanding common stock of Foreland owned of record or beneficially by each person who owned of record, or was known by Foreland to own beneficially, more than 5% of Foreland's the shares of common stock issued and outstanding, and the name and shareholdings of each director and all of the executive officers and directors as a group:

                                                     Principal Stockholders

                                                                                         Number of
           Name of Beneficial Owner              Nature of Ownership                     Shares(1)       Percent(2)
           ------------------------              -------------------                     ---------       ----------

Principal Stockholder:
Colour Holdings, Ltd. .......................     Common stock                              863,602          8.7%
     c/o Barnaby Lewis
     Rothschild Trust Guernsey Limited
     P.O. Box 472 St. Peter's House Le Bordage
     St. Peter Port Guernsey
     Channel Islands GY1 6AX

Directors:

     Bruce C. Decker.........................     Common stock(3)                            13,333          0.1
                                                  Options                                   105,491          1.1
                                                                                           --------
                                                                                            118,824          1.2

     Grant Steele............................     Common stock(4)                            59,166          0.6
                                                  Options                                        --          --
                                                                                           --------
                                                                                             59,166          0.3

     Clement A. Nelson.......................     Common stock(5)                           250,000          2.5

All Executive Officers and Directors as a
  Group (3)..................................     Common stock(3)(4)(5)                     322,499          3.3
                                                  Options                                   105,491          1.1
                                                                                           --------
                                                  Total                                     427,990          4.3
-------------------

(1) Except as otherwise noted, shares are owned beneficially and of record, such record stockholder has sole voting, investment and dispositive power, and the address of all such persons for purposes of this table is deemed to be the address of Foreland.
(2) Calculations of total percentages of share ownership for each individual assumes the exercise of all options held by that individual to which the percentage relates, including options subject to vesting provisions. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
(3) Excludes 199,740 shares issuable subject to the payment of a $600,000 note due Riata Energy, Inc. and now in default.
(4) Includes 33,333 shares in a trust of which Mr. Steele is the beneficiary and a trustee. Excludes 55,621 shares issuable subject to the payment of a $600,000 note due Riata Energy, Inc. and now in default.
(5) Shares owned of record by 2N Company, L.L.C., of which Mr. Nelson is a principal owner and manager.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report:

    Exhibit
      No.                             Title of Document                                       Location
---------------- ------------------------------------------------------------  ----------------------------------------
    Item 3       Articles of Incorporation and Bylaws
-----------------------------------------------------------------------------
     3.01        Articles of Restatement of the Articles of Incorporation      Incorporated by reference from
                                                                                 Foreland's Registration Statement on
                                                                                 Form S-3, SEC file no. 333-37793.

     3.02        Revised Bylaws                                                Incorporated by reference from
                                                                                 Foreland's Registration Statement on
                                                                                 Form S-3, SEC file no. 333-37793.


    Item 4       Instruments   Defining  the  Rights  of  Security  Holders,
                   Including Indentures
-----------------------------------------------------------------------------
     4.01        Specimen Common Stock Certificate                             Incorporated by reference from
                                                                                 Foreland's Registration Statement on
                                                                                 Form S-2, SEC file no. 33-42828.

     4.02        Designation of Rights, Privileges, and Preferences of 1991    Incorporated by reference from
                   Series Preferred Stock                                        Foreland's Registration Statement on
                                                                                 Form S-2, SEC file no. 33-42828.

     4.03        Designation of Rights, Privileges, and Preferences of 1994    Incorporated by reference from
                   Series Convertible Preferred Stock                            Foreland's Registration Statement on
                                                                                 Form S-1, SEC file no. 33-81538.

     4.04        Designation of Rights, Privileges, and Preferences of 1995    Incorporated by reference from
                   Series Convertible Preferred Stock                            Foreland's Annual Report on Form
                                                                                 10-K for the fiscal year ended
                                                                                 December 31, 1994.

     4.05        Form of Warrants to Kevin L. Spencer and Jay W. Enyart        Incorporated by reference from
                                                                                 Foreland's Registration Statement on
                                                                                 Form S-3, SEC file no. 333-3779.

     4.06        Form of Rights Agreement dated effective April 12, 1997,      Incorporated by reference from
                   between Foreland and Atlas Stock Transfer Corporation         Foreland's Annual Report on Form
                                                                                 10-K for the fiscal year ended
                                                                                 December 31, 1996.

     4.07        Designation of Rights, Privileges, and Preferences for        Incorporated by reference from
                   1998 Series Convertible Preferred Stock                       Foreland's Current Report on Form
                                                                                 8-K dated August 12, 1998, as
                                                                                 amended on Form 8-K/A filed
                                                                                 October 26, 1998.

    Exhibit
      No.                             Title of Document                                       Location
---------------- ------------------------------------------------------------  ----------------------------------------

     4.08         Amendment to Rights Agreement Dated Effective May 12,        Incorporated by reference from
                    1997, entered into effective December 28, 2001,              Foreland's Annual Report on Form 10-K
                    between Foreland Corporation and Atlas Stock Transfer        for the fiscal year ended December 31,
                    Corporation                                                  2001.

    Item 10      Material Contracts
-----------------------------------------------------------------------------
     10.15       Agreement dated March 8, 2002, made effective December        Incorporated by reference from
                   28, 2001, between Foreland Corporation and Colour             Foreland's Annual Report on Form
                   Holdings, Ltd.                                                10-K for the fiscal year ended
                                                                                 December 31, 2001.

     10.16       Loan Agreement with Riata Energy, Inc., dated March 12,       Attached.
                   2004

    Item 31      Rule 13a-14(a)/15d-14(a) Certifications
-----------------------------------------------------------------------------
     31.01       Certification of Chief Executive Officer Pursuant to Rule     Attached.
                   13a-14

     31.02       Certification of Chief Financial Officer Pursuant to Rule     Attached.
                   13a-14

    Item 32      Section 1350 Certifications
-----------------------------------------------------------------------------
     32.01       Certification of Chief Executive Officer and Chief            Attached.
                   Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002
--------------------

* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

         (b) Reports on Form 8-K. Foreland did not report any items on Form 8-K during any quarter of the year ended December 31, 2003.

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, were $7,300.

Audit Related Fees

         HJ & Associates, LLC, did not bill the Company for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2003, or the fiscal year ended December 31, 2002, that are not included under Audit Fees above.

Tax Fees

         The aggregate fees billed by HJ & Associates, LLC, for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2003, and December 31, 2002, were $550 and $550, respectively.

All Other Fees

         HJ & Associates, LLC, did not perform any services for the Company or charge any fees other than the services described above under "Audit Fees" and "Tax Fees" for either the fiscal year ended December 31, 2003, or the fiscal year ended December 31, 2002.

         The engagements of HJ & Associates, LLC, to perform all of the above-described services were approved by the board of directors, acting as the audit committee, before the Company entered into the engagements, and the policy of the board of directors is to require that all services performed by the independent auditor be preapproved by the board of directors before the services are performed.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FORELAND CORPORATION



Dated July 22, 2004                     By: /s/ Bruce C. Decker
                                           -------------------------------------
                                           Bruce C. Decker, President
                                           (Principal Executive, Accounting and
                                           Financial Officer)




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated July 22, 2004                        /s/ Bruce C. Decker
                                           -------------------------------------
                                           Bruce C. Decker, Director


Dated July 22, 2004                        /s/ Grant Steele
                                           -------------------------------------
                                           Grant Steele, Director


Dated July 22, 2004
                                           -------------------------------------
                                           Clement A. Nelson, Director

                              FORELAND CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 2003





                                 C O N T E N T S


Independent Auditors' Report............................................... F-2

Balance Sheet.............................................................. F-3

Statements of Operations................................................... F-5

Statements of Stockholders' Equity (Deficit)............................... F-6

Statements of Cash Flows................................................... F-7

Notes to Financial Statements.............................................. F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Foreland Corporation
Woods Cross, Utah

We have audited the accompanying balance sheet of Foreland Corporation as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foreland Corporation as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
July 14, 2004

                                              FORELAND CORPORATION
                                                  Balance Sheet


                                                     ASSETS

                                                                                                   December 31,
                                                                                                       2003
                                                                                                ------------------
CURRENT ASSETS

   Cash                                                                                         $              444
   Inventory (Note 3)                                                                                       42,395
                                                                                                ------------------
     Total Current Assets                                                                                   42,839
                                                                                                ------------------

PROPERTY AND EQUIPMENT (NET)                                                                                 1,727
                                                                                                ------------------

LONG-TERM ASSETS

   Unproved oil and gas properties (Note 9)                                                                 15,963
   Deposits                                                                                                 45,306
                                                                                                ------------------
     Total Long-Term Assets                                                                                 61,269
                                                                                                ------------------
     Total Assets                                                                               $          105,835
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

                                              FORELAND CORPORATION
                                            Balance Sheet (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   December 31,
                                                                                                       2003
                                                                                                ------------------
CURRENT LIABILITIES
   Accounts payable - trade                                                                     $           13,484
   Accounts payable - long term                                                                            566,623
   Notes payable (Note 5)                                                                                  600,000
   Notes payable - related party (Note 5)                                                                   27,120
   Loan payable - related party                                                                                500
   Interest payable (Note 5)                                                                               129,708
   Interest payable - related party (Note 5)                                                                 4,872
   Officers' salaries - related parties                                                                    121,200
                                                                                                ------------------
     Total Current Liabilities                                                                           1,463,507
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDER'S EQUITY (DEFICIT)

   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized;
     407,243 shares issued and outstanding (liquidation preference of $4,261,566)                              407
   Common stock, $0.01 par value, 50,000,000 shares authorized;
     9,875,894 shares issued and outstanding                                                                 9,876
   Additional paid-in capital                                                                           39,322,891
   Accumulated deficit                                                                                 (40,690,846)
                                                                                                ------------------
     Total Stockholders' Equity (Deficit)                                                               (1,357,672)
                                                                                                ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $          105,835
                                                                                                ==================



                 The accompanying notes are an integral part of these financial statements.

                                               F-4

                                      FORELAND CORPORATION
                                    Statements of Operations


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            ------------------  ------------------
REVENUE                                                                     $                -  $                -
                                                                            ------------------  ------------------

EXPENSES

   Oil exploration                                                                       6,798              53,193
   General and administrative                                                           95,504             238,006
                                                                            ------------------  ------------------

     Total Expenses from Operations                                                    102,302             291,199
                                                                            ------------------  ------------------

LOSS BEFORE OTHER EXPENSE                                                             (102,302)           (291,199)
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                         306               1,186
   Gain on sale of undeveloped leaseholds                                                    -             207,402
   Interest expense                                                                    (75,519)            (88,780)
   Miscellaneous expense                                                                (4,685)                  -
   Gain on forgiveness of debt                                                               -              18,455
                                                                            ------------------  ------------------
     Total Other Income (Expense)                                                      (79,898)            138,263
                                                                            ------------------  ------------------
NET LOSS                                                                              (182,200)           (152,963)

   Preferred stock dividend                                                           (383,846)           (342,720)
                                                                            ------------------  ------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                  $         (566,046) $         (495,653)
                                                                            ==================  ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           9,875,894           9,875,894
                                                                            ==================  ==================

NET LOSS PER SHARE                                                          $            (0.02) $            (0.02)
                                                                            ==================  ==================


                 The accompanying notes are an integral part of these financial statements.

                                               F-5

                                                      FORELAND CORPORATION
                                          Statements of Stockholders' Equity (Deficit)


                                      Preferred Stock         Common Stock           Additional                            Total
                                    -------------------     -------------------       paid-In         Accumulated      Stockholders'
                                     Shares     Amount      Shares       Amount       Capital           Deficit          Deficit
                                     ------     ------      ------       ------       -------           -------          -------
Balance, December 31, 2001           407,243  $     407    9,875,894   $    9,876  $    39,322,891    $(40,355,710)  $  (1,022,536)

Net loss for the year ended
  December 31, 2002                        -          -            -            -                -        (152,936)       (152,936)
                                     -------  ---------    ---------   ----------  ---------------    ------------   -------------

Balance, December 31, 2002           407,243        407    9,875,894        9,876       39,322,891     (40,508,646)     (1,175,472)

Net loss for the year ended
  December 31, 2003                        -          -            -            -                -        (182,200)       (182,200)
                                     -------  ---------    ---------   ----------  ---------------    ------------   -------------

Balance, December 31, 2003           407,243  $     407    9,875,894   $    9,876  $    39,322,891    $(40,690,846)  $  (1,357,672)
                                     =======  =========    =========   ==========  ===============    ============   =============



                         The accompanying notes are an integral part of these financial statements.

                                                       F-6

                                              FORELAND CORPORATION
                                            Statements of Cash Flows

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                 $         (182,200) $         (152,936)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
   Depreciation and amortization                                                         1,718               3,115
   (Gain) on sale of undeveloped leaseholds                                                  -            (207,402)
   Changes in operating assets and liabilities                                         178,372             350,036
                                                                            ------------------  ------------------
     Net Cash Used by Operations                                                        (2,110)             (7,187)
                                                                            ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital increase from sale of leasehold                                                   -              35,000
   Capital expenditures for property and equipment                                           -              (2,158)
                                                                            ------------------  ------------------
     Net Cash Provided by Investing Activities                                               -              32,842
                                                                            ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   (Payment of) proceeds from cash overdraft                                                 -             (14,721)
   Proceeds from related-party loan                                                        500                   -
   Payment of long-term debt and promissory notes                                            -              (8,880)
                                                                            ------------------  ------------------
     Net Cash Provided (Used) by Financing Activities                                      500             (23,601)
                                                                            ------------------  ------------------
INCREASE (DECREASE) IN CASH                                                             (1,610)              2,054

CASH, BEGINNING OF YEAR                                                                  2,054                   -
                                                                            ------------------  ------------------
CASH, END OF YEAR                                                           $              444  $            2,054
                                                                            ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                   $                -  $                -
   Cash paid for income taxes                                               $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

   Receivable from leasehold acreage sale                                   $                -  $          177,132



                         The accompanying notes are an integral part of these financial statements.

                                                       F-7

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

         b. Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or fewer to be cash equivalents.

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

         Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method. Costs of exploration wells in progress are capitalized and excluded from depletion until such time as proved reserves are established or impairment is determined, generally not longer than one year from completion of drilling. Depreciation and depletion expense related to oil and gas properties amounted to $-0- for each of the years ended December 31, 2003 and 2002.

         Upon the sale of an entire interest in an unproved property for cash, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. During the year ended December 31, 2002, the Company sold leases with total carrying values of $4,730 for $212,132 and recorded a gain of $207,402.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Other Property and Equipment

         Depreciation is calculated using the straight-line method over the following estimated useful lives:

                                                            Years
                                                            -----
                  Office furniture and equipment            3-10

         The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense related to other property and equipment amounted to $1,718 and $3,115 for the years ended December 31, 2003 and 2002, respectively.

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

         g. Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Income Taxes (Continued)

         Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:


                                                     2003            2002
                                                     ----            ----
         Deferred tax assets:
           NOL Carryover                      $   16,713,170  $   16,640,830

         Deferred tax liabilities:                         -               -

         Valuation allowance                     (16,713,170)    (16,640,830)
                                              --------------  --------------

         Net deferred tax asset               $            -  $            -
                                              ==============  ==============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                     2003          2002
                                                     ----          ----

              Book income                       $     70,230  $     68,840
              Other                                    2,110             -
              Valuation allowance                    (72,340)      (68,840)
                                                ------------  ------------
                                                $          -  $          -
                                                ============  ============

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $42,850,000 that may be offset against future taxable income from the year 2003 through the year 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Net Earnings (Loss) Per Common Share

         The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                                                    For the Years Ended
                                                        December 31,
                                                 -------------------------
                                                      2003         2002
                                                 -----------  ------------
          Basic earnings (loss) per share:
            Income (loss) from operations        $     (0.02) $      (0.02)
                                                 -----------  ------------
            Net loss                             $     (0.02) $      (0.02)
                                                 ===========  ============


          Diluted earnings (loss) per share:
            Income (loss) from operations        $     (0.02) $      (0.02)
                                                 -----------  ------------
            Net loss                             $     (0.02) $      (0.02)
                                                 ===========  ============

         Shares to be issued for the assumed exercise of stock options are not considered in the per share data at December 31, 2003 or 2002, because they would have an antidilutive effect on the net loss per common share.

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Accounting Estimates

         The use of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         l. Impact of Recently Issued Accounting Pronouncements

         During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

         SFAS No. 143 -- In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Impact of Recently Issued Accounting Pronouncements (Continued)

         SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS
         146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS No. 147 -- In October 2002, FASB issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Impact of Recently Issued Accounting Pronouncements (Continued)

         SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107." The initial recognition and initial measurement provisions of this interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease," EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor," EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition," EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments," EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software," EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock," EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As noted in Note 10 the Company has declared bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Company plans to restructure its debt and come to terms with major creditors and obtain new financing.

NOTE 3 - INVENTORIES

         Inventories consist of the following at December 31, 2003:

                Oil field equipment                   $      42,395
                                                      -------------

                      Total                           $      42,395
                                                      =============

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 4 - SALE OF UNDEVELOPED LEASEHOLDS

         On December 28, 2001 the Company entered into an agreement with Colour Holdings, LTD, a Guernsey Corporation (CHL). In the agreement the Company sold all of its rights in its oil and gas leases in Eureka, Ely and Nye counties, Nevada. The leases sold comprise approximately 85% of the Company's gross acreage in Nevada. Under the agreement, CHL paid the Company $55,000 at closing and agreed to pay or reimburse the Company for costs to be incurred during 2002 of up to $60,000 for lease rentals, up to $120,000 for management and administrative services and up to $35,000 for accounting, legal and related costs of meeting regulatory requirements. In this agreement CHL acquired the rights to the note payable discussed in Note 5 below.

NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 2003, consists of the following:

         Note payable to Colour Holdings, LTD, interest
           at prime + 2%, due September 1, 2001.                $    600,000
         Note payable - related party, interest at 8%,
           due on demand                                              27,120
                                                                ------------
              Total                                             $    627,120
                                                                ============

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 5 - NOTES PAYABLE (Continued)

         As of December 31, 2003, accrued interest on the Petro Source (CHL) note was $129,708. As of December 31, 2003, accrued interest on the related party note was $4,872. Throughout the fiscal year ended December 31, 2002, the Company paid approximately $8,880 of the operating expenses of the 2N Company, the related party denoted above. The parties agreed to reduce the Company's principal balance owed to 2N by this amount.

NOTE 6 - PREFERRED STOCK

         The Company's Board of Directors has authorized the issuance of several series of convertible preferred stock. The following is a summary of shares issued and outstanding under each series at December 31, 2003:

                                                                     Convertible to
                                                  Preferred           Common Stock         Liquidation
                           Series                   Shares                Shares            Preference
                           ------                   ------                ------            ----------
         1991 Convertible Preferred Stock           20,000                  6,667        $      25,000
         1994 Convertible Preferred Stock          153,140                 51,047              306,000
         1995 Convertible Preferred Stock          232,103                 77,368              348,000
         1998 Convertible Preferred Stock            2,000                333,333            3,582,566
                                                   -------                -------        -------------
                  Total                            407,243                468,415        $   4,261,566
                                                   =======                =======        =============

         None of the series of preferred stock outstanding at December 31, 2003 has a stated dividend rate, except for the 1998 convertible preferred stock, which has a stated dividend rate of 12%. No dividends have been declared, but such amounts are reflected as a deduction from net income
         (loss) in determining net income (loss) applicable to common shareholders on the statement of operations. All of the preferred stock will participate in any common stock dividends declared.

         At December 31, 2003 and 2002, dividends in arrears on the 12% cumulative preferred stock were approximately $1,504,720 ($752 per share) and $1,162,000 ($581 per share), respectively. The presentation of the cumulative dividends in arrears is in accordance with FAS 128 "Earnings Per Share."

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 7 - STOCK-BASED COMPENSATION

         Employee Stock Options - The Company's Board of Directors has granted non-qualified stock options to officers, directors, and employees of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2002 and 2003:

                                                                2002                           2003
                                                              Weighted                       Weighted
                                                  2002          Average          2003         Average
                                                 Number        Exercise         Number       Exercise
                                                of Shares        Price       of Shares        Price
                                                ---------        -----       ---------        -----
         Outstanding, beginning of year           435,738   $       2.95         392,404  $      2.79
              Granted                                   -              -               -            -
              Expired                             (43,334)          4.40        (200,000)        5.00
              Canceled                                  -              -               -            -
              Exercised                                 -              -               -            -
                                                  -------                        -------
         Outstanding, end of year                 392,404   $       2.79         192,404  $      0.50
                                                  =======                        =======


         At December 31, 2003, the outstanding options are 100% vested.

         If not previously exercised, options outstanding at December 31, 2003 will expire as follows:
                                                   Range of            Weighted
                                                Exercise Prices         Average           Number
            Vested at December 31,              Low         High     Exercise Price      of Shares
            ----------------------              ---         ----     --------------      ---------
                     2011                   $     0.50  $     0.50   $        0.50        192,404
                                                                                        ---------
                                                                     $        0.50        192,404
                                                                                        =========

         Warrants and Non-Qualified Stock Options - The Company has also granted warrants and non-qualified common stock purchase options to non-employees which are summarized as follows for the years ended
         December 31, 2002 and 2003:
                                                                   2002                          2003
                                                       -----------------------------   ---------------------------
                                                                         Weighted                       Weighted
                                                                         Average                        Average
                                                          Number         Exercise         Number        Exercise
                                                         of Shares        Price         of Shares        Price
                                                         ---------        -----         ---------        -----
              Outstanding, beginning of year             1,638,470       $  6.07         1,500,000     $   6.00
                  Canceled                                       -             -        (1,500,000)       (6.00)
                  Expired                                 (138,470)         6.87                 -            -
                                                        ----------                     -----------
              Outstanding, end of year                   1,500,000       $  6.00                 -     $      -
                                                        ==========                     ===========

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 7 - STOCK-BASED COMPENSATION (Continued)

         Reload Options - December 31, 2003, options and warrants with a reload feature are outstanding for a total of 94,000 shares of common stock. Upon exercise of all or part of these options, additional options will be granted with an exercise price equal to the market price of the Company's common stock at the date of exercise and an exercise period of 5 years. If an employee tenders mature shares (held in excess of six months) for the exercise price, then no compensation charge will be recognized.

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

                                                          For the Years Ended
                                                               December 31,
                                                       ------------------------
                                                            2003       2002
                                                       -----------  -----------
         Net loss applicable to common stockholders:
              As reported                              $  (563,925) $  (514,111)
              Pro forma                                   (563,925)    (514,111)
         Net loss per common share:
              As reported                              $     (0.06) $     (0.05)
              Pro forma                                      (0.06)       (0.05)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Operating Leases - Total rental expenses incurred under operating leases amounted to $-0- for each of the years ended December 31, 2003 and 2002.

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

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have materially adverse effect on its financial conditions or results of operations. Three creditors have obtained judgments against the Company totaling approximately $458,000. These amounts are included in accounts payable at December 31, 2003. Total interest accrued on these judgments was approximately $110,000 as of December 31, 2003.

NOTE 9 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

         All oil and gas operations of the Company are conducted in the United States. Capitalized costs relating to oil and gas producing activities are as follows:

                                                                              December 31,
                                                                      ------------------------------
                                                                           2003           2002
                                                                      -------------  ---------------
         Unproved properties                                          $      15,963  $        15,963

         Accumulated depreciation, depletion and
           amortization                                                           -                -
                                                                      -------------  ---------------
                                                                      $      15,963  $        15,963
                                                                      =============  ===============

         Costs incurred in oil and gas producing activities,
           whether capitalized or expensed, incurred during
           the years ended December 31, 2003 and 2002 were
           as follows:
                                                                           2003           2002
                                                                      -------------  ---------------
         Acquisition costs                                            $           -  $             -
                                                                      -------------  ---------------
         Exploration costs                                            $       6,798  $        53,193
                                                                      -------------  ---------------
         Development costs                                            $           -  $             -
                                                                      -------------  ---------------

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 9 - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES (Continued)

         Results of operations from oil and gas producing activities (excluding refining and transportation activities, general and administrative expenses, and interest expense) for the years ended December 31, 2003 and 2002 are presented below.

                                                                                 2003         2002
                                                                            -----------  -------------
               Oil sales                                                    $         -  $           -
               Gain (loss) on sale of oil and gas properties                          -              -
               Production costs:
                 Enhanced recovery project                                            -              -
                 Other                                                                          (2,013)
               Exploration costs:
                 Dry hole costs                                                       -              -
                 Delay rentals                                                   (6,798)       (53,193)
                 Geologic and geophysical                                             -              -
               Abandonment and impairment costs                                       -              -
               Depreciation and depletion                                             -              -
                                                                            -----------  -------------
               Results of operations from oil and gas
                producing activities                                        $    (6,798) $     (55,206)
                                                                            ===========  =============

         As discussed in Note 5 to the financial statements, the Company surrendered substantially all its assets, including all its producing oil and gas properties, as well as a portion of its undeveloped properties. Because the Company expects no future production from these reserves, the standardized measure has been reduced to zero for financial reporting purposes. The disclosure in the standardized measure for the reserves surrendered is not indicative of the fair value of these reserves.

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

NOTE 10 - SUBSEQUENT EVENTS

         In March 2004 the Company signed a promissory note in the amount of, and borrowed $150,000 from, Riata Energy, Inc. The note bears interest at the rate of prime plus 2%. All principal and interest on the note came due on June 11, 2004. The note is secured by the Company's records and documents relating to the geophysical properties located in the state of Nevada, all the Company's rights and titles under its oil and gas leases, and all the Company's equipment, fixtures and property. The Company did not make the above noted repayment on the note and is currently in default.

                              FORELAND CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 10 - SUBSEQUENT EVENTS (Continued)

         On June 18, 2004, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Company intends to reorganize and satisfy its secured creditors with issuances of its common stock.